Form 10-Q
period 2023-06-30
CHEETAH NET SUPPLY CHAIN SERVICE INC.
filed 2023-09-05
CIK 1951667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-41761

Cheetah Net Supply Chain Service Inc.

(Exact name of registrant as specified in its charter)

North Carolina	81-3509120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6201 Fairview Road, Suite 225

Charlotte, North Carolina 28210

(Address of principal executive offices) (Zip Code)

(704) 972-0209

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	CTNT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 5, 2023, there were 9,666,000 shares of Class A common stock, par value $0.0001 per share, outstanding.

Cheetah Net Supply Chain Service Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2023

i

CHEETAH NET SUPPLY CHAIN SERVICE INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash	$592,126	$58,381
Accounts receivable	2,146,882	7,086,651
Inventories, net	6,962,926	5,965,935
Other receivables	813,355	900,730
Prepaid expenses and other current assets	318,313	480,828
TOTAL CURRENT ASSETS	10,833,602	14,492,525

Operating lease right-of-use assets	235,249	140,145
Deferred tax assets	75,345	86,734
TOTAL ASSETS	$11,144,196	$14,719,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$86,285	$86,285
Current portion of long-term borrowings	32,074	31,281
Loans payable from inventory financing	—	4,164,100
Loans payable from letter of credit financing	4,945,617	7,105,873
Loans payable from dealers finance	170,732	41,747
Loans payable from revolving line of credit	1,871,154	—
Due to a related party	28,875	—
Operating lease liabilities, current	62,354	149,458
Other payables and other current liabilities	515,355	616,863
TOTAL CURRENT LIABILITIES	7,712,446	12,195,607

Long-term borrowings, non-current	661,375	678,442
Operating Lease Liabilities, non-current	177,208	—
TOTAL LIABILITIES	8,551,029	12,874,049

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized; 16,666,000 shares issued and outstanding, including:
Class A common stock, $0.0001 par value - 91,750,000 shares authorized, 8,416,000 shares issued and outstanding	842	842
Class B common stock, $0.0001 par value - 8,250,000 shares authorized, 8,250,000 shares issued and outstanding	825	825
Additional paid-in capital	3,269,317	3,269,317
Subscription receivable	(1,100,000)	(1,800,000)
Retained earnings	422,183	374,371
TOTAL STOCKHOLDERS’ EQUITY	2,593,167	1,845,355

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,144,196	$14,719,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE	$12,223,026	$20,788,964	$22,437,468	$33,607,035

COST OF REVENUE
Cost of vehicles	10,319,991	18,977,349	18,824,494	30,736,345
Fulfillment expenses	650,666	503,452	1,217,548	1,096,004
Total cost of revenue	10,970,657	19,480,801	20,042,042	31,832,349

GROSS PROFIT	1,252,369	1,308,163	2,395,426	1,774,686

OPERATING EXPENSES
Selling expenses	141,340	36,720	419,123	289,107
General and administrative expenses	565,400	347,302	1,146,470	582,850
Total operating expenses	706,740	384,022	1,565,593	871,957

INCOME FROM OPERATIONS	545,629	924,141	829,833	902,729

OTHER INCOME (EXPENSES)
Interest expense, net	(334,855)	(819,921)	(771,914)	(1,533,109)
Other income, net	1,968	2,134	3,902	4,246
Total other expenses, net	(332,887)	(817,787)	(768,012)	(1,528,863)

INCOME (LOSS) BEFORE INCOME TAX PROVISION	212,742	106,354	61,821	(626,134)

Income tax provision	56,997	24,549	14,009	(153,242)

NET INCOME (LOSS)	$155,745	$81,805	$47,812	$(472,892)

Earning (loss) per share - basic and diluted	$0.01	$0.01	$0.00	$(0.03)
Weighted average shares - basic and diluted	16,666,000	15,000,000	16,666,000	15,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock*
	Class A		Class B		Additional			Total
	Common		Common		paid-in	Subscription	Retained	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Earnings	Equity
Balance, December 31, 2022	8,416,000	$842	8,250,000	$825	$3,269,317	$(1,800,000)	$374,371	$1,845,355

Stock issuance	—	—	—	—	—	700,000	—	700,000
Net loss for the period	—	—	—	—	—	—	(107,933)	(107,933)

Balance, March 31, 2023	8,416,000	$842	8,250,000	$825	$3,269,317	$(1,100,000)	$266,438	$2,437,422

Net income for the period	—	—	—	—	—	—	155,745	155,745

Balance, June 30, 2023	8,416,000	$842	8,250,000	$825	$3,269,317	$(1,100,000)	$422,183	$2,593,167

	Common Stock*
	Class A		Class B		Additional			Total
	Common		Common		paid-in	Subscription	Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Deficit	Deficit
Balance, December 31, 2021	6,750,000	$675	8,250,000	$825	$270,684	—	$(442,609)	$(170,425)

Net loss for the period	—	—	—	—	—	—	(554,697)	(554,697)

Balance, March 31, 2022	6,750,000	$675	8,250,000	$825	$270,684	—	$(997,306)	$(725,122)

Net income for the period	—	—	—	—	—	—	81,805	81,805

Balance, June 30, 2022	6,750,000	$675	8,250,000	$825	$270,684	—	$(915,501)	$(643,317)
*	Retrospectively restated for effect of the Company’s amended and restated articles of incorporation and bylaws and share issuances on July 11, 2022.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$47,812	$(472,892)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of operating lease right-of-use assets	95,718	81,391
Inventory reserve recovery	—	(92,811)
Deferred tax provision	11,389	(153,242)
Changes in operating assets and liabilities:
Accounts receivable	4,939,770	(8,037,635)
Inventories	(996,990)	8,938,100
Other receivables	87,375	41,044
Due from a related party	—	10,000
Prepaid expenses and other current assets	162,515	(341,907)
Deferred revenue	—	(1,544,073)
Other payables and other current liabilities	(101,508)	(24,468)
Operating lease liabilities	(100,718)	(71,730)
Net cash provided by (used in) operating activities	4,145,363	(1,668,223)

Cash flows from financing activities:
Proceeds from issuance of common stock under private placement transaction	700,000	—
Proceeds from inventory financing	—	15,030,700
Repayments of inventory financing	(4,164,100)	(15,009,600)
Proceeds from letter of credit financing	12,705,140	20,192,971
Repayments of letter of credit financing	(14,865,396)	(19,471,200)
Proceeds from loans from dealer finance	340,729	20,063
Repayments of loans from dealers finance	(211,745)	(20,063)
Proceeds from revolving Line of Credit	2,536,154	—
Repayment of revolving Line of Credit	(665,000)	—
Proceeds from long-term borrowings	—	350,000
Repayments of long-term borrowings	(16,275)	(3,748)
Borrowing from a related party	28,875	313,913
Repayments made to a related party	—	(30,584)
Net cash (used in) provided by financing activities	(3,611,618)	1,372,452

Net increase (decrease) in cash	533,745	(295,771)
Cash, beginning of period	58,381	500,977
Cash, end of period	$592,126	$205,206

Supplemental cash flow information
Cash paid for income taxes	$74,533	$31,225
Cash paid for interest	$205,042	$559,712

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Cheetah Net Supply Chain Service Inc. (“Cheetah Net” or the “Company”), formerly known as Yuan Qiu Business Group LLC, was established under the laws of the State of North Carolina on August 9, 2016 as a limited liability company (“LLC”). On March 1, 2022, the Company filed articles of incorporation including articles of conversion with the Secretary of State of the State of North Carolina to convert from an LLC to a corporation, and changed its name to Cheetah Net Supply Chain Service Inc. The Company holds 100% of the equity interests in the following entities:

•

(i) Allen-Boy International LLC (“Allen-Boy”), an LLC organized on August 31, 2016 under the laws of the State of Delaware, which was acquired by Cheetah Net from Yingchang Yuan, the previous owner of Allen-Boy who beneficially owns 1,200,000 shares of Class A common stock of Cheetah Net, for a total consideration of $100 on January 1, 2017. Allen-Boy did not have any business activities until acquired by Cheetah Net;

•

(ii) Canaan International LLC (“Fairview”), an LLC organized on December 5, 2018 under the laws of the State of North Carolina, known as Fairview International Business Group, LLC before changing its name by filing articles of amendment on July 21, 2020, which was acquired by Cheetah Net from Yiming Wang, the previous owner of Fairview, for a total consideration of $100 on January 1, 2019. Fairview did not have any business activities until acquired by Cheetah Net;

•

(iii) Pacific Consulting LLC (“Pacific”), an LLC organized on January 17, 2019 under the laws of the State of New York, which was acquired by Cheetah Net from Yingchang Yuan, the previous owner of Pacific who beneficially owns 1,200,000 shares of Class A common stock of Cheetah Net, for a total consideration of $100 on February 15, 2019. Pacific did not have any business activities until acquired by Cheetah Net;

•

(iv) Canaan Limousine LLC (“Limousine”), an LLC organized on February 10, 2021 under the laws of the State of South Carolina, which was acquired by Cheetah Net from Yingchang Yuan, the previous owner of Limousine who beneficially owns 1,200,000 shares of Class A common stock of Cheetah Net, for a total consideration of $100 on February 19, 2021. Limousine did not have any business activities until acquired by Cheetah Net;

•

(v) Entour Solutions LLC (“Entour”), an LLC organized on April 8, 2021 under the laws of the State of New York, which was acquired by Cheetah Net from Daihan Ding, the previous owner of Entour, and a current employee of Cheetah Net, for a total consideration of $100 on April 9, 2021. Entour did not have any business activities until acquired by Cheetah Net; and

•

(vi) Cheetah Net Logistics LLC (“Logistics”), an LLC organized on October 12, 2022 under the laws of the State of New York, whose previous sole member and owner, Hanzhang Li, the previous owner of Logistics, and a current employee of Cheetah Net, for a total consideration of $100, assigned all his membership interests in Logistics to Cheetah Net on October 19, 2022.

The Company and its wholly-owned subsidiaries are primarily engaged in the parallel-import vehicle dealership business. In the People’s Republic of China (the “PRC”), parallel-import vehicles refer to those purchased by dealers directly from overseas markets and imported for sale through channels other than brand manufacturers’ official distribution systems. Cheetah Net purchases automobiles from the U.S. market through its large team of professional purchasing agents, and resells them to parallel-import car dealers in the U.S. and the PRC.

Details of the subsidiaries of the Company as of the June 30, 2023 are set out below:

Name of Entity	Date of Incorporation	State of Incorporation	% of Ownership	Principal Activities
Cheetah Net	August 9, 2016	North Carolina	Parent, 100%	Parallel-import vehicle dealership business
Subsidiaries of the parent:
Allen-Boy	August 31, 2016	Delaware	100%	Parallel-import vehicle dealership business

Fairview	December 5, 2018	North Carolina	100%	Parallel-import vehicle dealership business

Pacific	January 17, 2019	New York	100%	Parallel-import vehicle dealership business

Limousine	February 10, 2021	South Carolina	100%	Parallel-import vehicle dealership business

Entour	April 8, 2021	New York	100%	Parallel-import vehicle dealership business

Logistics	October 12, 2022	New York	100%	Parallel-import vehicle dealership business

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and noted thereto for the years ended December 31, 2022 and 2021, included in the Company’s Registration Statement on Form S-1. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the unaudited condensed consolidated financial statements not misleading have been included. Operating results for the interim period ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023. The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All inter-company balances and transactions are eliminated upon consolidation.

Uses of estimates

In preparing the unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates are based on information as of the date of the unaudited condensed consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the valuation of accounts receivables, inventory valuations, revenue recognition, and realization of deferred tax assets. Actual results could differ from those estimates.

Risks and uncertainties

The operations of the Company are located in the U.S. and the Company’s primary market is in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by political, economic, and legal environments in the U.S. and the PRC, as well as by the general state of the U.S. and the PRC economies. The Company’s results may be adversely affected by changes in the political, regulatory, and social conditions in the U.S. and the PRC.

Risks and uncertainties related to the Company’s business include, but are not limited to, the following:

•	Changes in consumer demand in the Chinese market towards fuel-efficient vehicles and electric vehicles could adversely affect the Company’s vehicle sales volumes and results of operations;
•

The PRC government policies on the purchase and ownership of automobiles and stricter emissions standards may reduce the market demand for the automobiles the Company sells and thus negatively affect its business and growth prospects;

•

Any adverse change in political relations between the PRC and the U.S. or any other country where those brands originate, including the ongoing trade conflicts between the U.S. and the PRC, may negatively affect its business;

•

The ongoing military conflict between Russia and Ukraine could materially and adversely affect the global economy and capital markets, including significant volatility in commodity prices, especially energy prices, credit and capital markets, as well as supply chain interruptions;

•

The inflation in the economy may result in higher interest rates and capital costs, shipping costs, supply shortages, and increased costs of labor, and may adversely affect the Company’s liquidity, business, financial condition, and results of operations, particularly if the Company is unable to achieve commensurate increases in the prices the Company charges its customers.

Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations, including its organization and structure disclosed in Note 1, such experience may not be indicative of future results.

The Company’s business, financial condition, and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics, and other catastrophic incidents, which could significantly disrupt the Company’s operations.

The Company’s operations have been affected by the COVID-19 pandemic. First, the COVID-19 pandemic has restricted the Company’s purchasing agents in the United States from freely purchasing designated automobiles at U.S. automobile dealerships, either because of the short supply of vehicles or because of store closings or limited opening hours due to the pandemic. Second, the COVID-19 pandemic adversely affected the market demand for its products. Due to the implementation of significant governmental measures in the PRC, including lockdowns, closures, quarantines, and travel bans, intended to control the spread of the virus, parallel-import vehicle consumers are less willing to spend and their purchasing power has declined. Consequently, the market demand for luxury cars, which make up the vast majority of the Company’s inventory, has decreased dramatically.

However, in early December 2022, the Chinese government announced a nationwide loosening of its zero-COVID policy, and the PRC faced a wave in infections after the lifting of these restrictions. Although the spread of COVID-19 appears to be under control currently, the extent to which the COVID-19 pandemic may impact the Company’s future financial results will depend on future developments, such as new information on the effectiveness of the mitigation strategies, the duration, spread, severity, and recurrence of COVID-19 and any COVID-19 variants, the related travel advisories and restrictions, the overall impact of the COVID-19 pandemic on the global economy and capital markets, and the efficacy of COVID-19 vaccines, which may also take extended time to be widely and adequately distributed, all of which remain highly uncertain and unpredictable. Given this uncertainty, the Company is currently unable to quantify the expected impact of the COVID-19 pandemic on its future operations, financial condition, liquidity, and results of operations if the current situation continues.

Cash

Cash includes deposits held by banks that can be added or withdrawn without limitation. The Company considers all highly liquid investments purchased with a maturity of three or fewer months to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company did not have any cash equivalents.

Accounts receivable

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the original amount less an allowance for doubtful accounts. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company usually determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivable balances, with a corresponding charge recorded in the unaudited condensed consolidated statements of operations. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is remote. In circumstances in which the Company receives payments for accounts receivable that have previously been written off, the Company reverses the allowance and bad debt expenses. As of June 30, 2023 and December 31, 2022, there was no allowance for doubtful accounts recorded as the Company considers all of the outstanding accounts receivable fully collectible.

Inventories, net

Inventories consist of new vehicles held for sale, and are stated at the lower of cost or net realizable value using the specific identification method. The value of inventory mainly includes the cost of auto vehicles purchased from U.S. automobile dealers, non-refundable sales tax, and dealership service fees. The Company reviews its inventory periodically if any reserves are necessary for potential shrinkage. The Company recorded no inventory reserve as of June 30, 2023 and December 31, 2022.

Fair value of financial instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

●	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted market prices for identical or similar assets in markets that are not active, inputs other than quoted prices that are observable and inputs derived from or corroborated by observable market data.
●	Level 3 — inputs to the valuation methodology are unobservable.

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, inventories, prepaid expenses and other current assets, loans payable, deferred revenue and other payables and other current liabilities, approximated the fair value of the respective assets and liabilities as of June 30, 2023 and December 31, 2022 based upon the short-term nature of the assets and liabilities.

The Company believes that the carrying amount of long-term loans approximated fair value as of June 30, 2023 and December 31, 2022 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

Leases

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 842, Leases (“Topic 842”). The Company leases office space, which is classified as operating leases in accordance with Topic 842. Under Topic 842, lessees are required to recognize the following for all leases (with the exception of short-term leases, usually with an initial term of 12 months or less) on the commencement date: (i) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The ROU asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All ROU assets are reviewed for impairment annually. There was no impairment for ROU lease assets as of June 30, 2023 and December 31, 2022.

Revenue recognition

On January 1, 2020, the Company adopted ASC 606 using the modified retrospective approach. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements. Therefore, no adjustments to opening retained earnings were necessary.

ASC 606 establishes principles for reporting information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The application of the five-step model to the revenue streams compared to the prior guidance did not result in significant changes in the way the Company records its revenue. Under the new guidance, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the new guidance requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company is primarily engaged in the parallel-import vehicle dealership business and generates its revenue from the sales of parallel-import vehicles to both domestic and overseas parallel-import car dealers. It purchases automobiles from the U.S. market through its large team of professional purchasing agents, and mainly resells them to parallel-import car dealers in the U.S. and the PRC. In accordance with ASC 606, the Company recognizes revenue at the point in time when the performance obligation has been satisfied and control of the vehicles has been transferred to the dealers. For sales to U.S. domestic parallel-import car dealers, revenue is recognized when a vehicle is delivered and its title has been transferred to the dealers. For overseas sales, the Company sells vehicles under Cost and Freight (“CFR”) shipping point term, and revenue is recognized when a vehicle is loaded on a cargo ship and its title has been transferred to the dealers. The Company accounts for the revenue generated from sales of vehicles on a gross basis as the Company is acting as a principal in these transactions, is subject to inventory risk, has latitude in establishing prices, and is responsible for fulfilling the promise to provide customers the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. All of the Company’s contracts have one single performance obligation as the promise is to transfer the individual vehicle to parallel-import car dealers, and there is no separately identifiable other promise in the contracts. The Company’s vehicles are sold with no right of return and the Company does not provide other credits or sales incentives to parallel-import car dealers. Historically, no customer returns have occurred. Therefore, the Company did not provide any sales return allowances for the three and six months ended June 30, 2023 and 2022.

Contract balances and remaining performance obligations

Contract balances typically arise when a difference in timing between the transfer of control to the parallel-import car dealers and receipt of consideration occurs. The Company did not have contract assets as of June 30, 2023 and December 31, 2022. The Company did not have contact liabilities as of June 30, 2023 and December 31, 2022.

Disaggregation of Revenue

The Company disaggregates its revenue by geographic areas, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenue for the three and six months ended June 30, 2023 and 2022 were as follows:

Geographic information

The summary of the Company’s total revenue by geographic area for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
U.S. domestic market	$5,257,545	$1,320,876	$6,915,780	$3,431,478
Overseas market	6,965,481	19,468,088	15,521,688	30,175,557
Total revenue	$12,223,026	$20,788,964	$22,437,468	$33,607,035

Cost of revenue

Cost of revenue mainly includes the cost of auto vehicles purchased from U.S. automobile dealers, non-refundable sales tax, dealership service fees, and other expenses. It also includes fulfillment expenses, which consist primarily of (i) vehicle warehousing and towing fees, (ii) vehicle insurance expenses, (iii) commissions paid to purchasing agents incurred in vehicle pick-up and the vehicle title transfer process, (iv) broker consulting fees incurred to acquire new vehicles, and (v) purchase department labor costs.

Income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company has not assessed a valuation allowance as it has determined it is more likely than not that all deferred tax assets will be realized before expiration.

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records interest and penalties related to an uncertain tax position, is and when required, as part of income tax expenses in the unaudited condensed consolidated statements of operations. The Company does not believe that there were any uncertain tax positions as of June 30, 2023 and December 31, 2022.

The Company and its operating subsidiaries in the United States are subject to the tax law of the United States. The Company elected to file income taxes as a corporation instead of an LLC for the tax years ended December 31, 2020 through December 31, 2021. As of June 30, 2023, the Company’s consolidated income tax returns for the tax years ended December 31, 2020 through December 31, 2022, remained open for statutory examination by U.S. tax authorities.

Earnings (Loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net earnings (loss) divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and six months ended June 30, 2023 and 2022, there were no dilutive shares.

Related parties and transactions

The Company identifies related parties, and accounts for and discloses related party transactions in accordance with ASC 850, “Related Party Disclosures” and other relevant ASC standards.

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Transactions between related parties commonly occurring in the normal course of business are considered to be related party transactions. Transactions between related parties are also considered to be related party transactions even though they may not be given accounting recognition.

Shipping and handling costs

Shipping and handling costs, which are associated with shipping and delivery of vehicles to automobile dealers, are expensed as incurred and are included in selling expenses in the unaudited condensed consolidated statements of operations. Total shipping and handling expenses were $78,252 and $291,712 for the three and six months ended June 30, 2023, respectively, and negative $7,160 and $200,765 for the three and six months ended June 30, 2022, respectively. The negative shipping and handling expenses were a result of receiving a credit of $270,000 from one of the Company’s vendors.

Segment reporting

The Company uses the management approach in determining reportable operating segments. The management approach considers the internal reporting used by the Company’s chief operating decision maker for making operating decisions about the allocation of resources of the segment and the assessment of its performance in determining the Company’s reportable operating segments. Management has determined that the Company has one operating segment.

Recent accounting pronouncements

The Company considers the applicability and impact of all accounting standards updates (“ASUs”). Management periodically reviews new accounting standards that are issued.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. ASU 2016-13 was subsequently amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, and ASU 2019-05, Targeted Transition

Relief. In November 2019, the FASB issued ASU 2019-10, which extends the effective date for the adoption of ASU 2016-13. In November 2019, the FASB issued ASU 2019-11 to clarify its new credit impairment guidance in ASU 326. Accordingly, for public entities that are not smaller reporting entities, ASU 2016-13 and its amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For all other entities, this guidance and its amendments will be effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. As an emerging growth company, the Company adopted this guidance on January 1, 2023, which adoption of this ASU did not have a material impact on its unaudited condensed consolidated financial statements.

In August 2018, the FASB Accounting Standards Board issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for all entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2019, with early adoption permitted for any removed or modified disclosures. The removed and modified disclosures were adopted on a retrospective basis and the new disclosures were adopted on a prospective basis. The Company adopted this guidance on January 1, 2020 and the adoption of this ASU did not have a material impact on its unaudited condensed consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, with early adoption permitted. The Company adopted this guidance on January 1, 2021, which adoption of this ASU did not have a material impact on its unaudited condensed consolidated financial statements.

NOTE 3 — ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Accounts receivable	$2,146,882	$7,086,651
Less: allowance for doubtful accounts	—	—
Total accounts receivable	$2,146,882	$7,086,651

The Company’s accounts receivable primarily include balances generated from selling parallel-import vehicles to both domestic and overseas parallel-import car dealers, which have not been collected as of the balance sheet dates. The accounts receivable transactions in connection with letters of credit with book values $5,097,778 and $7,502,291 were pledged as collateral to guarantee the Company’s borrowings from four third-party lending companies as of June 30, 2023 and December 31, 2022, respectively (see Note 8).

NOTE 4 — INVENTORIES

Inventories consisted of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)
Vehicles	$6,962,926	$5,965,935
Subtotal	6,962,926	5,965,935
Less: inventory valuation allowance	—	—
Total inventories	$6,962,926	$5,965,935

Allowance for changes in inventory valuation allowance was as follows:

	June 30, 2023	December 31, 2022
	(Unaudited)
Beginning balance	$—	$92,811

Inventory reserve charged to costs of sales	—	—
Sale of previously reserved inventory	—	(92,811)
Ending balance	$—	$—

The following table summarizes the Company’s inventory aging:

June 30, 2023
(Unaudited)
Inventories aged less than 3 months	$6,654,303
Inventories aged from 4‑6 months	308,623
Less: inventory valuation allowance	—
Total inventories	$6,962,926

In connection with the Company’s inventory financing from loans payable, amounting to nil and $4,164,100 as of June 30, 2023 and December 31, 2022, respectively, the Company pledged its inventory with book values of nil and $4,095,132 as collateral for these loans, respectively (see Note 7). The Company’s vehicles in inventory with book values of $275,957 and $141,557 were pledged as collateral to guarantee the loans payable from dealers finance as of June 30, 2023 and December 31, 2022, respectively (see Note 9).

NOTE 5 — OTHER RECEIVABLES

Other receivables consisted of the following:

	June 30, 2023	December 31, 2022
	(Unaudited)
Vehicle Deposit(1)	$256,859	$400,659
Rent Deposit	51,540	41,845
Sales tax refundable(2)	486,242	419,886
Others	18,714	38,340
Subtotal	813,355	900,730
Less: allowance for doubtful accounts	—	—
Total other receivables	$813,355	$900,730

(1)	Vehicle deposits represent security deposits paid to U.S. automobile dealers to reserve vehicles.
(2)	Sales tax refundable represents vehicles sales tax exempted in some states and to be refunded by the tax authorities.

NOTE 6 — LEASES

The Company leases office spaces from various third parties under non-cancelable operating leases, with terms ranging from 12 to 37 months. The Company considers those renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of ROU assets and lease liabilities. Lease expenses are recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

The Company determines whether a contract is or contains a lease at the inception of the contract and whether that lease meets the classification criteria of a finance or operating lease. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, most of the Company’s leases do not provide a readily determinable implicit rate. Therefore, the Company discounts lease payments based on an estimate of its incremental borrowing rate.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

On April 28, 2023, the Company entered a First Amendment to Lease Agreement (the “Amended Lease”) with one of its landlords, which amended a previous lease agreement between the two parties, whereby the Company leases office space from the landlord with an initial lease term from December 1, 2020, to December 31, 2023. Pursuant to the Amended Lease, the initial lease term is extended for a period commencing January 1, 2024 and expiring February 28, 2027, unless sooner terminated as provided in the Amended Lease.

The Company is also granted the option to extend the lease term for another three years starting from March 1, 2027 and ending February 28, 2030.

The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

	June 30, 2023	December 31, 2022
Right-of-use assets	$235,249	$140,145

Operating lease liabilities – current	$62,354	$149,458
Operating lease liabilities – non-current	177,208	—
Total operating lease liabilities	$239,562	$149,458

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(Unaudited)
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	2.64	0.77
Weighted average discount rate *	17.8%	17.1%

*The Company used weighted average incremental borrowing rate of 17.8% per annum for its lease contracts based on the Company’s current borrowings from various financial institutions.

During the three months ended June 30, 2023 and 2022, the Company incurred total operating lease expenses of $74,674 and $54,191, respectively. During the six months ended June 30, 2023 and 2022, the Company incurred total operating lease expenses of $130,280 and $107,653, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2023:

Twelve months ending June 30,	Amount
2024	$77,196
2025	80,864
2026	83,290
2027	56,770
Total lease payments	298,120
Less: imputed interest	(58,558)
Present value of lease liabilities	$239,562

NOTE 7 — INVENTORY FINANCING

There were no inventory financing loan agreements executed during the three and six months ended June 30, 2023. No inventory was being held as collateral, and the balance of inventory financing was nil, as of June 30, 2023.

The Company entered into a series of inventory financing loan agreements with a third party for working capital purposes during the three and six months ended June 30, 2022, pursuant to which the Company pledged a portion of its vehicle inventory as collateral for each of the loan agreements. Interest expenses are calculated based on the actual number of days the loan was outstanding and payable upon settlement of the loan. For loan amount outstanding no more than 90 days, the Company is charged an interest rate ranging between 16.2% and 21.6%, per annum, and if the amount is outstanding for more than 90 days, the Company is charged an interest rate ranging between 20.7% and 27.6%, per annum. The loans are guaranteed by the controlling stockholder Huan Liu and one other stockholder of the Company.

The inventory financing amounted to nil and $4,164,100 as of June 30, 2023 and December 31, 2022, respectively. The interest expenses for inventory financing were $14,246 and $112,769 for the three and six months ended June 30, 2023, respectively, and $301,868 and

$545,306 for the three and six months ended June 30, 2022, respectively. The Company’s vehicles inventory with book values of nil and $4,095,132 were pledged as collateral to guarantee the Company’s borrowings from this third party as of June 30, 2023 and December 31, 2022, respectively (see Note 4).

NOTE 8 — LETTER OF CREDIT FINANCING (“LC FINANCING”)

The Company entered into a series of loan agreements with three third-party companies for working capital funding purposes during the three and six months ended June 30, 2023 and 2022. Pursuant to the agreements, loans payable from LC financing were collateralized by letters of credit from overseas sales of parallel-import vehicles. Interest expenses are calculated based on the actual number of days the loan was outstanding and payable upon settlement, and the Company is charged at an interest rate ranging between 15.0% and 27.6% per annum.

The LC financing amounted to $4,945,617 and $7,105,873 as of June 30, 2023 and December 31, 2022, respectively. The interest expenses for LC financing were $251,031 and $581,456 for the three and six months ended June 30, 2023, respectively, and $512,509 and $976,780 for the three and six months ended June 30,2022, respectively. The accounts receivable transactions in connection with letters of credit with book values $5,097,778 and $7,502,291 were pledged as collateral to guarantee the Company’s borrowings from these three third-party lending companies as of June 30, 2023 and December 31, 2022, respectively (see Note 3).

NOTE 9 — DEALERS FINANCE

Loans payable from dealers finance reflect amounts borrowed from various automobile dealers to finance the purchased vehicles. The original term of these loans is between five to six years; however, the Company repaid these loans within two months. The Company is charged an interest rate ranging between 5.09% and 9.84%, per annum.

The dealers finance amounted to $170,732 and $41,747 as of June 30, 2023 and December 31, 2022, respectively. The interest expenses for dealers finance were $2,850 and $3,016 for the three and six months ended June 30, 2023, respectively, and $109 for the three and six months ended June 30, 2022. The Company’s vehicles in inventory with book values of $275,957 and $141,557 were pledged as collateral to guarantee the loans payable from dealers finance as of June 30, 2023 and December 31, 2022, respectively (see Note 4).

NOTE 10 — REVOLVING LINE OF CREDIT

On October 5, 2022, the Company entered into two Revolving Line of Credit Agreements (the “Agreements”) with two third-party companies that have been providing financial support to the Company since 2021. Pursuant to the Agreements, the Company can borrow under revolving lines of credit of up to $10.0 million and $5.0 million, respectively, from these two third-party companies with a total of $15.0 million for a period of 12 months at a fixed interest rate of 1.5% per month. On December 12, 2022, the Company amended the Agreements to extend the maturity date to April 2024.

During the three and six months ended June 30, 2023, the Company borrowed a total of nil and $2,536,154, respectively, and paid back nil and $665,000, respectively. As of June 30, 2023 and December 31, 2022, the revolving line of credit balance was $1,871,154 and nil, respectively. The interest expenses for revolving lines of credit were $57,398 for the three and six months ended June 30, 2023 and nil for the three and six months ended June 30, 2022.

NOTE 11 — LONG-TERM BORROWINGS

Long-term borrowings consisted of the following:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Small Business Administration(1)	$484,263	$490,130
Thread Capital Inc.(2)	209,186	219,593
Total long-term borrowings	$693,449	$709,723

Current portion of long-term borrowings	$32,074	$31,281

Non-current portion of long-term borrowings	$661,375	$678,442
(1)

On May 24, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (the “SBA”), an agency of the U.S. Government, to borrow $150,000 for thirty years, with a maturity date of May 23, 2050. Under the terms of the SBA loan, the loan proceeds are used as working capital to alleviate economic injury caused by the COVID-19 pandemic. The loan bears a fixed interest rate of 3.75% per annum. Beginning 12 months from the date of this loan agreement, the Company is required to make a monthly installment payment of $731 within the term of loan, with last installment to be paid in May 2050.

On March 16, 2022, the Company entered into an amended agreement with SBA to borrow an additional $350,000 for 30 years as working capital to alleviate economic injury caused by the COVID-19 pandemic. In aggregate, the Company’s borrowings amounted to $500,000 with a maturity date of May 23, 2050. The amended loan bears a fixed interest rate of 3.75% per annum. Beginning from March 2022, 24 months from the date of the original loan agreement, the Company is required to make a new monthly installment payment of $2,485 within the remaining term of loan, with the last installment to be paid in May 2050.

The future maturities of the loan from SBA as of June 30, 2023 were as follows:

Twelve months ending June 30,	Future repayment
2024	$10,382
2025	10,805
2026	11,247
2027	11,706
2028	12,183
Thereafter	427,940
Total	$484,263
(2)

On May 15, 2020, the Company entered into a loan agreement with Thread Capital Inc. (“Thread Capital”) to borrow $50,000 as working capital with a maturity date of November 1, 2024. The loan bore a fixed interest rate of 5.50% per annum. This loan agreement was subsequently terminated on May 17, 2021, and the Company entered into a new loan agreement with Thread Capital to borrow an additional $171,300 as working capital. In aggregate, the Company’s borrowings from Thread Capital amounted to $221,300 with a maturity date of May 1, 2031. The interest was charged at a fixed annual interest rate of 0.25% between June 1, 2021 and November 30, 2022. Beginning from December 1, 2022, the loan bears a fixed annual interest rate of 5.5%, and the Company is required to make a monthly installment payment of $2,721 within the remaining term of loan, with the last installment to be paid in May 2031.

The future maturities of the loan from Thread Capital as of June 30, 2023 were as follows:

Twelve months ending June 30,	Future repayment
2024	$21,692
2025	22,916
2026	24,208
2027	25,574
2028	27,016
Thereafter	87,780
Total	$209,186

For the above-mentioned long-term borrowings, the Company recorded interest expense of $7,894 and $15,794 for the three and six months ended June 30, 2023, respectively, and $5,023 and $7,654 for the six months ended June 30, 2022, respectively.

NOTE 12 — RELATED PARTY TRANSACTIONS

a. Nature of relationship with a related party

Name	Relationship with Our Company
Mr. Huan Liu	Chief Executive Officer (“CEO”) and Chairman of the Board of Directors

b. Due to a related party

Amount due to a related party represented amounts due to the Company’s CEO, Mr. Huan Liu, for working capital purposes during the Company’s normal course of business. These payables are unsecured, non-interest bearing, and due on demand.

During the three months ended June 30, 2023 and 2022, the Company borrowed an aggregate of $28,875 and nil, respectively. During the six months ended June 30, 2023 and 2022, the Company borrowed an aggregate of $28,875 and $313,913, respectively, from Mr. Huan Liu directly as working capital and used such funds to purchase vehicles. The Company made repayments to Mr. Huan Liu in the amount of nil during the three months ended June 30, 2023 and 2022 and $20,584 during the six months ended June 30, 2023 and 2022.

NOTE 13 — INCOME TAXES

The Company and its operating subsidiaries in United States are subject to the tax law of the United States. The Company elected to file income taxes as a corporation instead of an LLC for the tax years ended December 31, 2020 through December 31, 2021.

(i)	The components of the income tax provision were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Current:
Federal	$(9,517)	$—	$2,400	$—
State	(1,283)	—	220	—
Total current income tax provision	(10,800)	—	2,620	—
Deferred:
Federal	50,633	21,928	16,466	(127,612)
State	17,164	2,621	(5,077)	(25,630)
Total deferred income tax expenses (benefit)	67,797	24,549	11,389	(153,242)
Total income tax benefit	$56,997	$24,549	$14,009	$(153,242)

(ii)	Reconciliations of the statutory income tax rate to the effective income tax rate were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Federal statutory tax rate	$21.0%	$21.0%	$21.0%	$21.0%
State statutory tax rate	5.8%	2.0%	(6.2)%	0.2%
Non-deductible expenses	0.0%	0.1%	0.2%	(0.0)%
Non-taxable income	0.0%	0.0%	7.7%	3.3%
Effective tax rate	$26.8%	$23.1%	$22.7%	$24.5%

(iii)	Deferred tax assets were composed of the following:

	June 30,	December 31,
	2023	2022
	(Unaudited)
Deferred tax assets:
Net operating loss carry-forwards	$74,309	$84,496
Others	1,036	2,238
Total deferred tax assets	$75,345	$86,734

As of December 31, 2022, the Company had a cumulative U.S. federal net operating loss (“NOL”) of $327,648, which may reduce future federal taxable income. During the six months ended June 30, 2023, the Company’s operations utilized NOL of $68,334, resulting in a cumulative U.S. federal NOL of $259,314 as of June 30, 2023, which is carried forward indefinitely. As of June 30, 2023, the Company also had a cumulative state NOL of $209,285, which may reduce future state taxable income, and the NOL balance as of June 30, 2023 will expire beginning in 2041.

The Company was not previously subject to the interest expense limitation under §163(j) of the U.S. Internal Revenue Code, due to a small business exemption. Its average annual gross receipts for the three tax years preceding 2022 do not exceed the relevant threshold amount ($27 million for 2022). The Company will no longer meet the small business exception in 2023, but it meets one of the other exceptions to the §163(j) limitation, “floor plan financing indebtedness” (indebtedness used to finance the acquisition of motor vehicles held for sale or lease or secured by such inventory), and will therefore be exempt from the §163(j) interest expense limitation in 2023.

The Company periodically evaluates the likelihood of the realization of deferred tax assets and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. Management considers new evidence, both positive and negative, that could affect the Company’s future realization of deferred tax assets including its recent cumulative earnings experience, expectation of future income, the carry forward periods available for tax reporting purposes and other relevant factors. The Company believes that it is more likely than not that its deferred tax assets will be realized before expiration.

NOTE 14 — CONCENTRATIONS

Political and economic risk

The operations of the Company are located in the U.S. and the Company’s primary market is in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by political, economic, and legal environments in the U.S. and the PRC, as well as by the general state of the U.S. and the PRC economy. The Company’s results may be adversely affected by changes in the political, regulatory, and social conditions in the U.S. and the PRC. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations, including its organization and structure disclosed in Note 1, such experience may not be indicative of future results.

Credit risk

As of June 30, 2023 and December 31, 2022, $592,126 and $58,381 of the Company’s cash was on deposit at financial institutions in the U.S., respectively, which were insured by the Federal Deposit Insurance Corporation subject to certain limitations. The Company has not experienced any losses in such accounts.

Accounts receivable are typically unsecured and derived from revenue earned from parallel-import car dealers, thereby exposing the Company to credit risk. This risk is mitigated by the Company’s assessment of its parallel-import car dealers’ creditworthiness and its ongoing monitoring of outstanding balances.

Concentrations

The Company’s major customers are parallel-import automobile dealers. For the six months ended June 30, 2023, three parallel-import car dealers accounted in total for 100.0% (41.5%, 30.8%, and 27.7%, respectively) of the Company’s total revenue. For the six months ended June 30, 2022, three parallel-import car dealers accounted for approximately 60.6% (33.2%, 15.8%, and 11.6%, respectively) of the Company’s total revenue.

As of June 30, 2023, two parallel-import car dealers accounted for 97.7% (48.9% and 48.8%, respectively) of the accounts receivable balance.

As of December 31, 2022, two parallel-import car dealers accounted for approximately 88.7% (77.0% and 11.7%, respectively) of the accounts receivable balance.

For the three and six months ended June 30, 2023, one U.S.-based automobile dealership accounted for approximately 5.5% and 9.9%, respectively, of the Company’s total purchases. For the three and six months ended June 30, 2022, one U.S.-based automobile dealership accounted for approximately 11.9% and 14.8%, respectively, of the Company’s total purchases.

NOTE 15 — STOCKHOLDERS’ EQUITY

Common Stock

Cheetah Net was established under the laws of the State of North Carolina on August 9, 2016. Under the Company’s amended and restated articles of incorporation on July 11, 2022, the total authorized number of common stocks is 100,000,000 with par value of $0.0001 per common stock, which consists of 91,750,000 shares of Class A common stock and 8,250,000 shares of Class B common stock. The total number of shares of common stock outstanding is 15,000,000, which consists of 6,750,000 shares of Class A common stock and 8,250,000 shares of Class B common stock. Holders of Class A common stock and Class B common stock have the same rights except for voting and conversion rights. In respect of matters requiring the votes of stockholders, each share of Class A common stock is entitled to one vote, and each share of Class B common stock is entitled to 15 votes. Class B common stock is convertible into Class A common stock at any time after issuance at the option of the holder on a one-to-one basis. Class A common stock is not convertible into shares of any other class. The numbers of authorized and outstanding common stock were retroactively applied as if the transaction occurred at the beginning of the period presented.

On June 27, 2022, the Company entered into a subscription agreement with a group of investors (the “Investors”), whereby the Company agreed to sell, and the Investors agreed to purchase, up to 1,666,000 shares of Class A common stock at a purchase price of $1.80 per share. These Investors are unrelated parties to the Company. The gross proceeds were approximately $3.0 million, before deducting offering expenses of approximately $0.3 million. The net proceeds were approximately $2.7 million, of which approximately $1.2 million was received in 2022 and $1.2 million in 2023, for a total receipt of approximately $2.4 million. The remaining proceeds are expected to be received in full before the end of the third quarter of 2023. As a result, 16,666,000 shares were issued and outstanding as of June 30, 2023 and December 31, 2022, among which the Company had 8,416,000 shares of Class A common stock issued and outstanding as of June 30, 2023 and December 31, 2022, and 8,250,000 shares of Class B common stock issued and outstanding as of June 30, 2023 and December 31, 2022.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

On February 8, 2023, ISY1 LLC (the “Plaintiff”) commenced a lawsuit against the Company in the Superior Court of New Jersey. The Plaintiff alleged that the Company offered to pay the Plaintiff to arrange for the transport of certain automobiles for the benefit of the Company, the Plaintiff accepted the Company’s offer and rendered its services by contracting with and paying third parties who transported these automobiles. However, after the Plaintiff submitted the invoices, the Company refused to make the payment on the grounds that the Plaintiff’s services had not meet the Company’s expectation. Therefore, the Plaintiff is seeking $86,355 in monetary damages, reimbursement of all costs and attorneys’ fees, and other relief as the Court may deem just and proper. The Company accrued a payable total of $86,285, which was recorded in accounts payable on the unaudited condensed consolidated balance sheet as of June 30, 2023.

On February 23, 2023, the Company filed a complaint in the Supreme Court of the State of New York County against Stefanie A. Rehfeld (the “Defendant”), alleging breach of contract as the Defendant had misappropriated an automobile belonging to the assets of the Company. Pursuant to an independent contractor agreement dated June 30, 2022 (the “Agreement”), the Company retained the Defendant as an independent contractor to locate and acquire certain new model luxury vehicles. The Company was obligated to fully fund the purchase of each vehicle, and the Defendant was required to locate and acquire the vehicle and turn over title and possession to the Company in exchange for a commission fee. In February 2023, after the Company fully funded the purchase of a 2023 Mercedes Benz GLS 450 (the “Mercedes”) for a total amount of $102,593.50, the Defendant obtained the possession of the Mercedes from a Mercedes Benz dealership and signed a bill of sale with the Company, whereby she agreed to sell, transfer, and convey the title to the Mercedes to the Company. However, the Defendant drove the Mercedes away, and failed to transfer the title of the Mercedes to the Company as scheduled. Therefore, the Company is seeking to require the Defendant to transfer title and deliver possession of the Mercedes to the Company and recover the costs incurred in retrieving the car, or alternatively, the monetary damages resulting from the Defendant’s misappropriation of the Mercedes, including the court costs and attorneys’ fees and expenses reasonably incurred. On April 25, 2023, the Supreme Court of the State of New York County granted the Company’s motion for summary judgment on its second and fourth causes of action, ruling in favor of the Company. Subsequently, an inquest will be conducted to determine the precise amount owed to the Company. The Company is required to file a note of issue for the inquest by May 17, 2023, and serve the Defendant with a copy of the court’s order and notice of entry via email by May 12, 2023. On July 6, 2023, the Company filed a note of issue for a damages inquest to recover fees and expenses for reclaiming the Mercedes. On August 8, 2023, the Company received the Mercedes title. As of the date of this quarterly report, the date for the inquest remains pending. Based on the outcome of the court’s motion dated April 25, 2023 and the Company’s overall assessment, the Company believes that it is highly likely to succeed in its claims against the Defendant and recover fees and expenses for reclaiming the Mercedes.

NOTE 17 — SUBSEQUENT EVENT

On August 3, 2023, the Company closed its initial public offering of 1,250,000 shares of Class A common stock at a public offering price of $4.00 per share, for aggregate gross proceeds of $5.0 million before deducting underwriting discounts, commissions, and other offering expenses. The Company’s Class A common stock began trading on the Nasdaq stock exchange under the ticker symbol “CTNT” on August 1, 2023. As of August 3, 2023, there were 9,666,000 shares of Class A common stock issued and outstanding.

These unaudited condensed consolidated financial statements were approved by management and available for issuance on September 5, 2023, and the Company has evaluated subsequent events through this date. No subsequent events required adjustments to or disclosure in these unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” section included in our registration statement on Form S-1 (File No. 333-271185), which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 7, 2023, as amended, and declared effective by the SEC on July 31, 2023.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. We do not intend, and undertake no obligation, to update any forward-looking statement, except as required by law.

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes included in this Quarterly Report on Form 10-Q, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our registration statement on Form S-1 (File No. 333-271185).

Results of Operations

Major Components of Results of Operations

Overall, the parallel import market is a seller’s market, and the automobile models we plan to purchase and sell are among the most popular vehicles in the market, which provide lucrative profit opportunities. Our selection of customers and the models we plan to purchase are based on our efforts to maximize the overall profitability of each vehicle sale. We will continue to apply this guiding principle in developing and refining our procurement and sales strategies. As such, we consider market conditions, capital costs, and other factors when determining the models and categories we purchase and the prices at which we sell them. While the brands, models, and their price ranges at which we sell may be adjusted, we intend to maintain the highest gross profit opportunities to improve the overall efficiency of our capital and maximize our earnings potential.

Revenue

We generate revenue by selling vehicles to U.S. parallel-import vehicle exporters and PRC parallel-import vehicle dealers. A specific vehicle model’s pricing and profitability vary based on the market demand and supply for that model. We set our selling prices based on multiple factors, including the price of the same model sold by authorized dealers in China, the normal commercial terms, customer payment methods, and anticipated workload for trading activities. The selling price is finalized as the manufacturer’s suggested retail price (“MSRP”) plus adjustments, which are determined upon comprehensive consideration of the overall market conditions for vehicles as well as the customer’s payment method. In addition to those specific factors that impact the parallel-import vehicle market, our revenue may be impacted by global economic factors including the U.S. dollar/RMB exchange rate, overall financial and economic conditions in the PRC, and any significant change in relevant import or export regulations.

Cost of Revenue

Our cost of revenue mainly comprises (i) the purchase cost of vehicles including dealership service fees and non-refundable taxes incurred during procurement, and (ii) fulfillment expenses, mainly including (a) compensation and bonuses for staff in the purchasing department, (b) commission paid to purchasing agents, (c) transportation and storage costs for vehicles, and (d) consulting fees paid to dealer experts to assist us in making the best purchase decisions. Allowance for slow-moving inventories is also included in the cost of revenue when our cost of inventory is higher than net realizable value.

Interest Expense, Net

To improve our cash flow and expand our business, we obtain loans from financing companies through (i) inventory financing by keeping inventories not intended for immediate sale as collateral, (ii) LC financing by using letters of credit received from our international customers in overseas sales of parallel-import vehicles as collateral, and (iii) accessing revolving lines of credit to further support our operations and strategic initiatives. Accrued interest is recorded as interest expense. As of the date of this quarterly report, our inventory financing annual interest rates range from 16.2% to 27.6%, our LC financing annual interest rates range from 15.0% to 18.0%, and our revolving line of credit interest rate was 18.0%.

Comparison of Results of Operations for the periods presented:

	Three months ended June 30,				Change		Six Months Ended June 30,				Change
	2023		2022		Amount	%	2023		2022		Amount	%
	USD	%	USD	%			USD	%	USD	%
Revenue	$12,223,026	100.0%	$20,788,964	100.0%	$(8,565,938)	(41.2)%	$22,437,468	100.0%	$33,607,035	100.0%	$(11,169,567)	(33.2)%
Cost of Revenue
Cost of vehicles	10,319,991	84.4%	18,977,349	91.3%	(8,657,358)	(45.6)%	18,824,494	83.9%	30,736,345	91.4%	(11,911,851)	(38.8)%
Fulfillment expenses	650,666	5.3%	503,452	2.4%	147,214	29.2%	1,217,548	5.4%	1,096,004	3.3%	121,544	11.1%
Total cost of revenue	10,970,657	89.7%	19,480,801	93.7%	(8,510,144)	(43.7)%	20,042,042	89.3%	31,832,349	94.7%	(11,790,307)	(37.0)%

Gross Profit (Loss)	1,252,369	10.3%	1,308,163	6.3%	(55,794)	(4.3)%	2,395,426	10.7%	1,774,686	5.3%	620,740	35.0%

Selling expenses	141,340	1.2%	36,720	0.2%	104,620	284.9%	419,123	1.9%	289,107	0.9%	130,016	45.0%
General and administrative expenses	565,400	4.6%	347,302	1.7%	218,098	62.8%	1,146,470	5.1%	582,850	1.7%	563,620	96.7%
Total operating expenses	706,740	5.8%	384,022	1.9%	322,718	84.0%	1,565,593	7.0%	871,957	2.6%	693,636	79.5%

Income (Loss) From Operations	545,629	4.5%	924,141	4.4%	(378,512)	(41.0)%	829,833	3.7%	902,729	2.7%	(72,896)	(8.1)%

Other Income (Expenses)
Interest expenses, net	(334,855)	(2.7)%	(819,921)	(3.9)%	485,066	(59.2)%	(771,914)	(3.4)%	(1,533,109)	(4.6)%	761,195	(49.7)%
Other income, net	1,968	—	2,134	—	(166)	(7.8)%	3,902	—	4,246	—%	(344)	(8.1)%
Total other expenses, net	(332,887)	(2.7)%	(817,787)	(3.9)%	484,900	(59.3)%	(768,012)	(3.4)%	(1,528,863)	(4.6)%	760,851	(49.8)%

Income (Loss) before Income Tax Provision	212,742	1.8%	106,354	0.5%	106,388	100.0%	61,821	0.3%	(626,134)	(1.9)%	687,955	(109.9)%

Provision for (Benefits of) Income Taxes	56,997	0.5%	24,549	0.1%	32,448	132.2%	14,009	0.1%	(153,242)	(0.5)%	167,251	(109.1)%
Net Income (Loss)	$155,745	1.3%	$81,805	0.4%	$73,940	90.4%	$47,812	0.2%	$(472,892)	(1.4)%	$520,704	(110.1)%

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenue decreased by $8.6 million, or 41.2%, from approximately $20.8 million for the three months ended June 30, 2022 to $12.2 million for the three months ended June 30, 2023. The decrease was primarily due to a lower number of vehicles sold. Specifically:

(i)	For the three months ended June 30, 2023, we sold 93 vehicles compared with 175 for the three months ended June 30, 2022, mainly due to a short-term decline in market demand.
(ii)

Our average selling price per vehicle for the three months ended June 30, 2023 and 2022 was $131,430 and $118,794, respectively, representing an increase of $12,636, or 10.4%, per vehicle. This positive trend underscores our ability to command higher prices for our vehicles and reflects the successful implementation of our pricing strategies.

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022			Average Selling Price Changes
	No.	Sales Amount	Ave Selling Price	No.	Sales Amount	Ave Selling Price	Amount	%
Bentley	—	$—	$—	1	$276,448	$276,448	$—	—%
BMW X7	—	—	—	18	1,561,248	86,736	—	—%
Porsche Cayenne	—	—	—	9	817,587	90,843	—	—%
Mercedes G550	—	—		6	1,183,338	197,223	—	—%
Mercedes G63	—	—	—	5	1,321,171	264,234	—	—%
Mercedes GLS 450	57	6,295,570	110,449	92	9,527,051	103,555	6,894	6.6%
Mercedes Maybach	9	2,174,314	241,590	—	—	—	—	—%
MB S500	—	—	—	20	2,747,157	137,358	—	—%
Land Rover Range Rover	3	499,232	166,411	1	162,039	162,039	4,372	2.7%
Toyota Sequoia	8	802,637	100,330	—	—	—	—	—
LEXUS LX570	—	—	—	2	212,054	106,027	—	—
LEXUS LX600	16	2,451,273	153,204	21	2,980,871	141,946	11,258	7.9%
Total	93	$12,223,026	$131,430	175	$20,788,964	$118,794	$12,636	10.4%

For the three months ended June 30, 2023, the average selling prices for the majority of models sold increased compared with comparable models for the three months ended June 30, 2022. In addition, while we did not sell several models this quarter compared with the same period in 2022, we were able to add two important new models to our sales lineup.

(iii)

Sales to U.S. market dealers/exporters accounted for 43.0%, or 48 cars, and 6.4%, or eight cars of our total revenue/vehicles for the three months ended June 30, 2023 and 2022, respectively. Sales to overseas markets, which was mainly the PRC market for the three months ended June 30, 2023 and 2022, accounted for 57.0%, or 45 cars, and 93.6%, or 167 cars, of our total revenue/vehicles, respectively.

	Three Months Ended June 30,
	2023	2022	Amount	%
Revenue:
U.S. domestic market	$5,257,545	$1,320,876	$3,936,669	298.0%
Overseas market	6,965,481	19,468,088	(12,502,607)	(64.2)%
Total	$12,223,026	$20,788,964	$(8,565,938)	(41.2)%

Supported by our strong procurement group, we are able to purchase large numbers of vehicles within a short period of time; therefore, many of our U.S.-based peers turn to us for vehicle purchasing. Our work with selected U.S. counterparts generally improves our cash flow without compromising our ability to deliver vehicles to our PRC clients. As we expanded our sales channels and strategically prioritized our long-term customers from 2022, our overseas sales market generated 93.6% of our total revenue during the second quarter of 2022. For the three months ended June 30, 2023, our direct sales to the PRC market accounted for 57.0% of our total revenue.

We expect to incur significant variability in the portion of our revenue from the overseas market compared with the U.S. domestic market. Our strategy remains to maximize the overall profit of each vehicle through efficient allocation of our capital. Therefore, the percentage of sales to our U.S. customers will fluctuate depending on specific market conditions.

Cost of Revenue

	Three Months Ended June 30,
	2023	2022	Amount	%
Cost of Revenue
Cost of Vehicles	$10,319,991	$18,977,349	$(8,657,358)	(45.6)%
Fulfillment Expenses	650,666	503,452	147,214	29.2%
Total Cost of Revenue	$10,970,657	$19,480,801	$(8,510,144)	(43.7)%

Our total cost of revenue decreased by $8.5 million, or 43.7%, from $19.5 million for the three months ended June 30, 2022 to $11.0 million for the three months ended June 30, 2023. For the three months ended June 30, 2023 and 2022, our total cost as a percentage of our total revenue was 89.7% and 93.7%, respectively. The reduced cost-to-revenue ratio was mainly due to a decrease in vehicle purchase costs.

Cost of Vehicles

Total cost of vehicles sold decreased by $8.7 million, or 45.6%, from $19.0 million for the three months ended June 30, 2022 to $10.3 million for the three months ended June 30, 2023. We sold 175 vehicles for the three months ended June 30, 2022, and 93 vehicles for the three months ended June 30, 2023. The average purchase price per vehicle increased from $108,784 for the three months ended June 30, 2022 to $110,968 for the three months ended June 30, 2023. This was primarily driven by the higher purchase prices of vehicles we acquired for the three months ended June 30, 2023.

The cost of vehicles sold was approximately 84.4% and 91.3% of revenue for the three months ended June 30, 2023 and 2022, respectively. This ratio change demonstrates the company’s ability to optimize its cost management and adapt to market dynamics to enhance overall financial performance. Our average procurement cost per vehicle increased by only 6.0%, compared with the increase in our average selling price per vehicle of 10.6%.

Fulfillment Expenses

	Three Months Ended June 30,
	2023	2022	Amount	%
Fulfillment expenses
Payroll and Benefits	$334,697	$328,117	$16,580	5.1%
Buyer Commission	108,100	86,950	21,150	24.3%
Vehicle Storage and Towing	141,950	49,253	92,697	188.2%
Vehicle Insurance Expense	33,096	17,495	15,601	89.2%
Consulting Fee	12,430	12,794	(364)	(2.8)%
Others	10,393	8,843	1,550	17.5%
Total Fulfillment Expenses	$650,666	$503,452	$147,214	29.2%

Fulfillment expenses increased by $0.1 million, or 29.2%, from $0.5 million for the three months ended June 30, 2022 to $0.6 million for the three months ended June 30, 2023. The increase was mainly attributable to an increase in vehicle towing expenses. A noteworthy shift in our procurement strategy involved transporting a majority of the vehicles to the West Coast. While this decision resulted in an increase in procurement costs, it was offset by a decrease in selling expenses. Additionally, the new strategy also streamlines shipping time and expedites receipt of payment through letters of credit, since it only takes approximately two to three weeks to deliver a purchased vehicle to a customer overseas through the West Coast ports (compared with 40 to 60 days if through the East Coast ones), resulting in significantly shorter payment cycles.

Gross Profit

As a result of the foregoing, our gross profit during the second quarter of 2023 decreased slightly by approximately $60,000, or 4.3%, compared with the second quarter 2022. As of percentage of revenue, the gross margin increased from 6.3% for the three months ended June 30, 2022 to 10.3% for the three months ended June 30, 2023. The gross margin increased mainly because costs decreased more than revenue did due to the increase in selling prices.

Operating Expenses

Selling Expenses

	Three Months Ended June 30,
	2023	2022	Amount	%
Selling Expenses
Payroll and benefits	$57,673	$43,880	$13,793	31.4%
Ocean Freight	78,252	(7,160)	85,412	1,192.9%
Others	5,415	—	5,415	100.0%
Total Selling expenses	$141,340	$36,720	$104,620	284.9%

Selling expenses increased significantly during the second quarter of 2023 to $0.1 million, from an unusually low expenses of $36,720 for the second quarter of 2022, due to higher payroll and a significant change in ocean freight expenses. During the second quarter of 2022, we recorded a one-time net credit of approximately $7,000 as we received a vendor credit of $270,000 for ocean freight expenses in June 2022. The credit was recorded in the ocean freight expense account and was used to offset expenses incurred in the six months ended June 30, 2022. Selling expenses as a percentage of revenue were 1.2% and 0.2% for the three months ended June 30, 2023 and 2022, respectively. We expect our selling expenses to increase as we plan to hire more employers in the sales department and increase marketing activities to expand direct sales to the PRC market.

General and Administrative Expenses

	Three Months Ended June 30,
	2023	2022	Amount	%
General and Administrative Expenses
Payroll and Benefits	$179,739	$97,062	$82,677	85.2%
Rental and Leases	74,675	54,191	20,484	37.8%
Travel & Entertainment	17,305	14,053	3,252	23.1%
Legal & Accounting Fees	227,672	135,112	92,559	68.5%
Recruiting Fees	3,112	11,655	(8,542)	(73.3)%
Bank charges and fees	17,840	8,366	9,474	113.3%
Others	45,057	26,863	18,194	67.7%
Total General and Administrative Expenses	$565,400	$347,302	$218,098	62.8%

General and administrative expenses increased by $0.2 million, or 62.8%, to $0.5 million for the three months ended June 30, 2023 from $0.3 million for the three months ended June 30, 2022, primarily due to (i) increased legal and accounting fees related to our initial public offering; (ii) an increase in personnel-related expenses by approximately $80,000, or 85.2%, as a result of the recruitment of additional employees during the second quarter of 2023, and (iii) the leasing of an additional office workplace in the New York area, resulting in increased rental and lease expenses. We expect our general and administrative expenses to continue to increase in 2023 due to increasing expenditures related to hiring additional employees, legal services, and other professional services. For the three months ended June 30, 2023 and 2022, our general and administrative expenses as a percentage of revenue were 4.6% and 1.7%, respectively, due to the above-mentioned expense growth.

Other Income (Expenses)

Interest Expenses, net

	For the Three Months Ended June 30,
	2023	2022	Amount	%
Inventory Financing	$14,246	$301,868	$(287,622)	(95.3)%
Letter of Credit Financing	251,031	512,509	(261,478)	(51.0)%
Dealers Finance Charges	2,850	109	2,741	2,266.9%
Other Loan Interest Expenses	7,849	5,023	2,826	56.3%
Line of Credit	57,398	—	57,398	100%
Credit Card Interest	1,481	412	1,069	259.5%
Total	$334,855	$819,921	$(485,066)	(59.2)%

Interest expenses decreased by approximately $0.5 million, or 59.2%, to $0.3 million for the three months ended June 30, 2023 from $0.8 million for the three months ended June 30, 2022, primarily due to reduced inventory financing and LC financing activities.

In order to improve our liquidity and retain more cash to acquire new cars, we may enter into short-term loans from time to time, pledging our inventory as collateral before the vehicles are delivered to our customers. We incur interest expenses on such inventory financing, provided mainly by small lenders, generally at a rate of 1.35% to 1.80% per month. For the three months ended June 30, 2023, the total weighted average balance of funds we obtained through inventory financing decreased to $0.3 million, the interest expenses incurred were $0.01 million, and the weighted average annual interest rate was 20.9%. For the three months ended June 30, 2022, the total weighted average balance of funds we obtained through inventory financing was $7.4 million, the interest expenses incurred were $0.3 million, and the weighted average annual interest rate was 16.4%. As we continue to develop our financial services, which are provided in the form of inventory financing, we intend to minimize our inventory financing as a debtor from other parties in order to avoid business conflicts. As a result, we expect our inventory financing interest expenses to decrease in 2023.

We may also finance our operations from time to time through short-term loans using letters of credit, typically received from our international customers in overseas sales of parallel-import vehicles, as collateral. Generally, we borrow approximately 90% or more of the LC amount with a monthly interest rate of approximately 1.5%. As of June 30, 2023, the total weighted average balance of funds we obtained through LC financing decreased to $5.1 million, the interest expenses incurred were $0.25 million for three months ended June 30, 2023, and the weighted average annual interest rate was 19.5%. For the three months ended June 30, 2022, the total weighted average balance of funds we obtained through letters of credit financing was $10.7 million, the interest expenses incurred were $0.5 million, and the weighted average annual interest rate was 19.1%. The period-over-period decrease in total weighted average balance of funds through LC financing and the interest expenses incurred thereby for the three months ended June 30, 2023 was primarily due to the decrease in the amount of LC we received from our international customers, as a result of the decrease in our sales volume, compared with the same period in 2022.

As of June 30, 2023, the total weighted average balance of funds we obtained through revolving lines of credit was $1.3 million, the interest expenses incurred were $0.06 million for three months ended June 30, 2023, and the weighted average annual interest rate was 18.0%.

Provision for Income Taxes

Our provision for income tax benefit was $0.07 million and $0.4 million for the three months ended June 30, 2023 and 2022, respectively, as a result of the available benefits generated during 2022.

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenue

Revenue decreased by $11.2 million, or 33.2%, from approximately $33.6 million for the six months ended June 30, 2022 to $22.4 million for the six months ended June 30, 2023. The decrease was primarily due to the lower number of vehicles sold. Specifically:

(i)	For the six months ended June 30, 2023, we sold 175 vehicles compared with 296 for the six months ended June 30, 2022, mainly due to the short-term decline in market demand.
(ii)

Our average selling price per vehicle for the six months ended June 30, 2023 and 2022 was $128,214 and $113,537, respectively, representing an increase of $14,677, or 12.9%, per vehicle. In addition to a slight increase in market vehicle purchase costs, this increase can be attributed primarily to changes in the product sales mix from the same time last year.

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022			Average Selling Price Changes
	No.	Sales Amount	Ave Selling Price	No.	Sales Amount	Ave Selling Price	Amount	%
Bentley	—	$—	$—	1	$276,448	$276,448	$—	—%
BMW X7	5	480,210	96,042	52	4,515,193	86,831	9,211	10.6%
Porsche Cayenne	—	—	—	17	1,530,837	90,049	—	—%
Mercedes G550	—	—	—	7	1,332,738	190,391	—	—%
Mercedes G63	—	—	—	8	1,917,066	239,633	—	—%
Mercedes GLS 450	83	9,172,404	110,511	139	14,183,865	102,042	8,469	8.3%
Mercedes Maybach	12	2,877,516	239,793	—	—	—	—	—%
MB S500	—	—	—	47	6,389,475	135,945	—	—%
RAM Trucks	14	1,698,061	121,290	—	—	—	—	—
Land Rover Range Rover	10	1,614,422	161,442	1	162,039	162,039	(597)	(0.4)%
Toyota Sequoia	24	2,433,859	101,411	—	—	—	—	—
LEXUS LX570	—	—	—	3	318,503	106,168	—	—
LEXUS LX600	27	4,160,996	154,111	21	2,980,871	141,946	12,165	8.6%
Total	175	$22,437,468	$128,214	296	$33,607,035	$113,537	$14,677	12.9%

For the six months ended June 30, 2023, the average selling prices for the majority of models increased compared with comparable models for the six months ended June 30, 2023.

	Six Months Ended June 30,
	2023	2022	Amount	%
Revenue:
U.S. domestic market	$6,915,780	$3,431,478	$3,484,302	101.5%
Overseas market	15,521,688	30,175,557	(14,653,869)	(48.6)%
Total	$22,437,468	$33,607,035	$(11,169,567)	(33.2)%

(iii)

Sales to U.S. market dealers/exporters accounted for 30.8%, or 63 cars, and 10.2%, or 25 cars of our total revenue/vehicles for the six months ended June 30, 2023 and 2022, respectively, and sales to overseas markets, which was mainly the PRC market for the six months ended June 30, 2023 and 2022, accounted for 69.2%, or 112 cars, and 89.8%, or 271 cars, of our total revenue/vehicles, respectively.

By expanding our sales channels and strategically fostering business partnerships with our clients starting from 2022, our overseas sales have emerged as the primary driver of our revenue. During the six months ended June 30, 2022, sales to our overseas market amounted to almost 90% of total revenue. Although that percentage declined to 69% during the six months ended June 30, 2023, we expect our overseas market revenue to remain a significant portion of our total revenue.

Cost of Revenue

	Six Months Ended June 30,
	2023	2022	Amount	%
Cost of Revenue
Cost of Vehicles	$18,824,494	$30,736,345	$(11,911,851)	(38.8)%
Fulfillment Expenses	1,217,548	1,096,004	121,544	11.12%
Total Cost of Revenue	$20,042,042	$31,832,349	$(11,790,307)	(37.0)%

Our total cost of revenue decreased by $11.8 million, or 37.0%, from $31.8 million for the six months ended June 30, 2022 to $20.0 million for the six months ended June 30, 2023. For the six months ended June 30, 2023 and 2022, our total cost as a percentage of our total revenue was 89.3% and 94.7%, respectively. The change was mainly due to the decrease in vehicle purchase costs.

Cost of Vehicles

Total cost of vehicles sold decreased by $11.9 million, or 38.8%, from $30.7 million for the six months ended June 30, 2022 to $18.8 million for the six months ended June 30, 2023. We sold 296 vehicles for the six months ended June 30, 2022, and 175 vehicles for the six months ended June 30, 2023. The average purchase price per vehicle increased from $103,839 for the six months ended June 30, 2022 to $107,569 for the six months ended June 30, 2023. This increase was primarily driven by the higher purchase prices of vehicles we acquired for the six months ended June 30, 2023.

For the six months ended June 30, 2023, the cost of vehicles sold accounted for approximately 83.9% of revenue, contrasting with 91.4% during the same period in 2022. This ratio change demonstrates our ability to optimize our cost management and adapt to market dynamics to enhance overall financial performance. Notably, our average procurement cost per vehicle registered a modest increase of 3.6%, in contrast to the more substantial 12.9% increase in our average selling price per vehicle.

Fulfillment Expenses

	Six Months Ended June 30,
	2023	2022	Amount	%
Fulfillment expenses
Payroll and Benefits	$681,499	$707,061	$(25,562)	(3.6)%
Buyer Commission	194,353	181,133	13,220	7.3%
Vehicle Storage and Towing	226,900	93,783	133,117	141.9%
Vehicle Insurance Expense	57,677	42,326	15,351	36.3%
Consulting Fee	30,530	56,419	(25,889)	(45.9)%
Others	26,589	15,282	11,307	74.0%
Total Fulfillment Expenses	$1,217,548	$1,096,004	$121,544	11.1%

Fulfillment expenses increased by $121,544, or 11.1%, from $1.1 million for the six months ended June 30, 2022 to $1.2 million for the six months ended June 30, 2023. The increase was mainly attributable to the increase in vehicle towing expenses; partially offset by decreases in payroll and benefits and consulting fees.

Gross Profit

As a result of the foregoing, our gross profit increased by $0.6 million, or 35.0%, from a profit of $1.8 million for the six months ended June 30, 2022 to $2.4 million for the six months ended June 30, 2023. As of percentage of revenue, the gross margin increased from 5.3% for the six months ended June 30, 2022 to 10.7% for the six months ended June 30, 2023.

Operating Expenses

Selling Expenses

	Six Months Ended June 30,
	2023	2022	Amount	%
Selling Expenses
Payroll and benefits	$117,676	$88,342	$29,334	33.2%
Ocean Freight	291,712	200,765	90,947	45.3%
Others	9,735	—	9,735	100.0%
Total Selling expenses	$419,123	$289,107	$130,016	45.0%

Selling expenses increased by $0.1 million, or 45.0%, to $0.4 million for the six months ended June 30, 2023 as compared to $0.3 million for the six months ended June 30, 2022, due to increased payroll and ocean freight expenses, which were caused by limited ocean freight resources and increased difficulty in ordering cargo positions. Selling expenses as a percentage of revenue were 1.9% and 0.9% for the six months ended June 30, 2023 and 2022, respectively.

General and Administrative Expenses

	Six Months Ended June 30,
	2023	2022	Amount	%
General and Administrative Expenses
Payroll and Benefits	$329,851	$205,975	$123,876	60.1%
Rental and Leases	130,280	107,653	22,627	21.0%
Travel & Entertainment	20,188	23,398	(3,210)	(13.7)%
Legal & Accounting Fees	548,857	154,452	394,405	255.4%
Recruiting Fees	4,444	19,101	(14,657)	(76.7)%
Bank charges and fees	33,863	31,343	2,520	8.0%
Others	78,987	40,928	38,059	93.0%
Total General and Administrative Expenses	$1,146,470	$582,850	$563,620	96.7%

General and administrative expenses increased by $0.6 million, or 96.7%, to $1.1 million for the six months ended June 30, 2023 from $0.5 million for the six months ended June 30, 2022. The increase was primarily driven by increased legal and accounting fees. For the six months ended June 30, 2023 and 2022, our general and administrative expenses as a percentage of revenue were 5.1% and 1.7%, respectively, due to the above-mentioned expense growth.

Other Income (Expenses)

Interest Expenses, net

	For the Six Months Ended June 30,
	2023	2022	Amount	%
Inventory Financing	$112,769	$545,306	$(432,537)	(79.3)%
Letter of Credit Financing	581,456	976,800	(395,344)	(40.5)%
Dealers Finance Charges	3,016	109	2,907	100.0%
Other Loan Interest Expenses	15,794	7,654	8,140	106.3%
Line of Credit	57,398	—	57,398	—%
Credit Card Interest	1,481	3,240	(1,759)	(54.3)%
Total	$771,914	$1,533,109	$(761,195)	(49.7)%

Interest expenses decreased by approximately $0.77 million, or 49.7%, to $0.76 million for the six months ended June 30, 2023 from $1.5 million for the six months ended June 30, 2022, primarily due to less inventory financing and LC financing activities.

As part of our efforts to strengthen liquidity, we have successfully utilized the existing line of credit and intend to continue using it moving forward. We initiated access to the revolving line of credit starting from the second quarter of 2023.

Liquidity and Capital Resources

Cash Flows and Working Capital

We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. We have relied primarily upon cash provided by operations and financing activities, including as necessary third-party loans and financial support from our founders.

As reflected in the accompanying unaudited condensed consolidated financial statements, we reported net income of $155,745 and $47,812 for the six months ended June 30, 2023. We also reported cash provided by operating activities of $4.1 million for the six months ended June 30, 2023, a positive working capital of $3.1 million and total stockholders’ equity of $2.6 million as of June 30, 2023.

In assessing our liquidity, we monitor and analyze our cash on-hand, our ability to generate sufficient revenue sources, the collection of our accounts receivable, our ability to obtain additional financial support in the future, and our operating and capital expenditure commitments. We reported cash of $0.6 million as of June 30, 2023. As of June 30, 2023, we recorded a total of approximately $7.0 millions loans payable, including approximately $4.9 loans payable from LC financing and $1.9 million loans payable from revolving line of credit. We expect that we will be able to continue borrowing under our existing credit facilities based on past experience, our good credit history, and well-established relationship with the lenders. We have also from time to time in the past several years been supported with loans from our principal stockholder, and we believe such support would be available in the future, if needed. In addition, on June 27, 2022, we entered into a subscription agreement with the Investors, whereby we agreed to sell, and the Investors agreed to purchase, up to 1,666,000 shares of Class A common stock at a purchase price of $1.80 per share. The gross proceeds were approximately $3.0 million, before deducting the offering expenses of approximately $0.3 million. The net proceeds were approximately $2.7 million, of which approximately $0.6 million was received in September 2022, $0.5 million in November 2022, $0.1 million in December 2022, $0.7 million in March 2023 and $0.5 million in July 2023, for a total receipt of approximately $2.4 million. The remaining $0.6 million proceeds are expected to be received in full before the end of the third quarter of 2023. On October 5, 2022, we entered into the Agreements with two third-party companies that have been providing financial support to us since 2021. Pursuant to the Agreements, we can borrow under revolving lines of credit of up to $10.0 million and $5.0 million, respectively, from these two third-party companies with a total of $15.0 million for a period of 12 months at a fixed interest rate of 1.5% per month. On December 12, 2022, we amended the Agreements to extend the maturity date to April 2024.

Currently, we are working to improve our liquidity and capital sources primarily by generating cash from operations, debt financing, and, if needed, financial support from our principal stockholder. In order to fully implement our business plan and sustain continued growth, we may also seek equity financing from outside investors. Based on the current operating plan, management believes that the above-mentioned measures collectively will provide sufficient liquidity for our Company to meet its future liquidity and capital requirements for at least 12 months from the issuance date of the consolidated financial statements.

Cash Flows for the Six Months Ended June 30, 2023 and 2022

The following table summarizes our cash flows for the six months ended June 30, 2023:

	Six Months ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$4,145,363	$(1,668,223)
Net cash (used in) provided by financing activities	(3,611,618)	1,372,452
Net increase (decrease) in cash	$533,745	$(295,771)

As of the date of this quarterly report, we have financed our operating activities primarily through (i) cash generated from operating activities and cash from LC financing and revolving lines of credit; and (ii) proceeds from issuance of common stock.

Operating Activities

Net cash provided by operating activities was $4.1 million for the six months ended June 30, 2023. This was primarily attributable to a collection of $4.9 million in accounts receivable and partially offset by a $1.0 million increase in inventory and other factors of less significance.

Net cash used in operating activities of $1.7 million for the six months ended June 30, 2022 was due to net loss of $0.5 million, adjusted primarily by a $8.0 million increase in accounts receivable, $8.9 million decrease in inventory, $0.1 million decrease in other receivable, $1.5 million decrease in deferred revenue, as well as other less significant factors.

Financing Activities

Net cash used in financing activities of $3.6 million for the six months ended June 30, 2023, consisted of (i) net repayments of LC financing of $14.9 million; (ii) net repayments of inventory financing of $4.1 million; (iii) net repayments of revolving lines of credit of $0.7 million; (iv) repayments of dealers financing of $0.2 million; partially offset by (v) proceeds from LC financing of $12.7 million; (vi) proceeds from revolving lines of credit of $2.5 million; (vi) proceeds from dealers financing of $0.3 million; and (vii) issuance of common stock of $0.7 million.

Net cash provided by financing activities of $1.4 million for the six months ended June 30, 2022, consisted of (i) net proceeds from LC financing of $20.2 million; (ii) net proceeds from inventory financing of $15.0 million; (iii) net financing support from long-term borrowing of $0.35 million, and (iv) financial support of $0.3 million from a founder; partially offset by (iv) repayments for LC financing of $19.5 million, and (v) repayments for inventory financing of $15.0 million;

Debt

We entered into a series of loan agreements with third-party companies for working capital purposes during the six months ended June 30, 2023. Pursuant to the agreements, loan payables from LC financing were collateralized by letters of credit from overseas sales of parallel-import vehicles. The accounts receivable in connection with letters of credit with book values of $5,097,778 and $7,502,291 were pledged as collateral to guarantee our borrowings from these third-party companies as of June 30, 2023 and December 31, 2022, respectively.

On May 15, 2020, we entered into a loan agreement with Thread Capital to borrow $50,000 as working capital with a maturity date of November 1, 2024. The loan bore a fixed interest rate of 5.50% per annum. This loan agreement was subsequently terminated on May 17, 2021, and we entered into a new loan agreement with Thread Capital to borrow an additional $171,300 as working capital. In aggregate, our borrowings from Thread Capital amounted to $221,300 with a maturity date of May 1, 2031. The interest was charged at a fixed annual interest rate of 0.25% between June 1, 2021 and November 30, 2022. Beginning from December 1, 2022, the loan bears a fixed annual interest rate of 5.5%, and we are required to make a monthly installment payment of $2,721 within the remaining term of the loan, with the last installment to be paid in May 2031.

On May 24, 2020, we entered into a loan agreement with the SBA to borrow $150,000 for thirty years, with a maturity date of May 23, 2050. Under the terms of the SBA loan, the loan proceeds are used as working capital to alleviate economic injury caused by the COVID-19 pandemic. The loan bears a fixed interest rate of 3.75% per annum. Beginning twelve months from the date of this loan agreement, the Company is required to make a monthly installment payment of $731 within the term of the SBA loan, with the last installment to be paid in May 2050.

On March 16, 2022, we entered into an amended agreement with SBA to borrow an additional $350,000 for thirty years as working capital to alleviate economic injury caused by the COVID-19 pandemic. In aggregate, our borrowings amounted to $500,000 with a maturity date of May 23, 2050. The amended loan bears a fixed interest rate of 3.75% per annum. Beginning from March 2022, twenty-four months from the date of the original loan agreement, we are required to make a new monthly installment payment of $2,485 within the remaining term of the loan, with the last installment to be paid in May 2050.

On October 5, 2022, we entered into the Agreements with two third-party companies that have been providing financial support to us since 2021. Pursuant to the Agreements, we can borrow under revolving lines of credit of up to $10.0 million and $5.0 million, respectively, from these two third-party companies with a total of $15.0 million for a period of 12 months at a fixed interest rate of 1.5% per month. On December 12, 2022, we amended the Agreements to extend the maturity date to April 2024.

The outstanding balance under the revolving lines of credit amounted to $1,871,154 and nil as of June 30, 2023 and December 31, 2022, respectively. The interest expenses for revolving lines of credit were $57,398 and nil for three and six months ended June 30, 2023, respectively.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2023:

		Less than 1	1 to 5	Above 5
	Total	Year	years	years
Lease commitment	$298,120	$77,196	$220,924	$—
Long-term borrowings	693,449	32,074	145,655	515,720
Total	$991,569	$109,270	$366,579	$515,720

Except for those disclosed above, we did not have any significant capital or other commitments, long-term obligations, or guarantees outstanding as of June 30, 2023.

Off-Balance Sheet Arrangements

We did not have during the period presented, and we do not currently have, any off-balance sheet financing arrangements as defined under the rules and regulations of the SEC, or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies

We prepare our financial statements in conformity with U.S. GAAP, which require us to make judgments, estimates, and assumptions that affect our reported amount of assets, liabilities, revenue, costs and expenses, and any related disclosures. Although there were no material changes made to the accounting estimates and assumptions in the past three years, we continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from our expectations as a result of changes in our estimates.

As of the date of this quarterly report, there have been no material changes to our critical accounting policies as discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our registration statement on Form S-1 (File No. 333-271185).

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2023 and determined that the disclosure controls and procedures were not effective at a reasonable assurance level as of that date.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any material legal proceedings. From time-to-time we are, and we anticipate that we will be, involved in legal proceedings, claims, and litigation arising in the ordinary course of our business and otherwise. The ultimate costs to resolve any such matters could have a material adverse effect on our financial statements. We could be forced to incur material expenses with respect to these legal proceedings, and in the event that there is an outcome in any that is adverse to us, our financial position and prospects could be harmed.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following “Use of Proceeds” information relates to the registration statement on Form S-1, as amended (File Number 333-271185) for our initial public offering, which was declared effective by the SEC on July 31, 2023. In August 2023, we completed our initial public offering in which we issued and sold an aggregate of 1,250,000 shares of Class A common stock, at a price of $4.00 per share for $5,000,000. Maxim Group LLC was the representative of the underwriters of our initial public offering.

We incurred approximately $770,000 in expenses in connection with our initial public offering, which included approximately $350,000 in underwriting discounts, approximately $100,000 in expenses paid to or for underwriters, and approximately $320,000 in other expenses. None of the transaction expenses included payments to directors or officers of our Company or their associates, persons owning more than 10% or more of our equity securities or our affiliates. None of the net proceeds we received from the initial public offering were paid, directly or indirectly, to any of our directors or officers or their associates, persons owning 10% or more of our equity securities or our affiliates.

The net proceeds raised from the initial public offering were $4,230,000 after deducting underwriting discounts and the offering expenses payable by us. As of the date of this quarterly report, we have used approximately $2,576,000 for working capital and other general corporate purposes in support of our current business. We intend to use the remaining proceeds from our initial public offering in the manner disclosed in our registration statement on Form S-1, as amended (File Number 333-271185).

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Second Amended and Restated Article of Incorporation	S-1	333- 271185	3.1	May 3, 2023

3.2	Bylaws	S-1	001- 271185	3.2	April 7, 2023

4.1	Specimen Stock Certificate	S-1	333- 271185	4.1	April 7, 2023

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 herewith are deemed to accompany this Form 10-Q and will not be deemed filed for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: September 5, 2023

Cheetah Net Supply Chain Service Inc.

By:	/s/ Huan Liu
Huan Liu
Chief Executive Officer, Director, and Chairman of the Board of Directors