Form 10-Q
period 2023-09-30
CHEETAH NET SUPPLY CHAIN SERVICE INC.
filed 2023-11-09
CIK 1951667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 8, 2023, there were 9,666,000 shares of Class A common stock, par value $0.0001 per share, outstanding.

Cheetah Net Supply Chain Service Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2023

i

CHEETAH NET SUPPLY CHAIN SERVICE INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash	$704,869	$58,381
Accounts receivable	5,603,919	7,086,651
Inventories	5,335,363	5,965,935
Other receivables	569,394	900,730
Prepaid expenses and other current assets	438,318	480,828
TOTAL CURRENT ASSETS	12,651,863	14,492,525

Operating lease right-of-use assets	207,680	140,145
Deferred tax assets	38,597	86,734
TOTAL ASSETS	$12,898,140	$14,719,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$86,285	$86,285
Current portion of long-term borrowings	32,478	31,281
Loans payable from inventory financing	—	4,164,100
Loans payable from letter of credit financing	3,077,861	7,105,873
Loans payable from dealers finance	—	41,747
Loans payable from line of credit	869,291	—
Loans payable from premium finance	221,139	—
Due to a related party	16,923	—
Operating lease liabilities, current	45,413	149,458
Accrued expenses	306,444	242,476
Other payables and other current liabilities	483,299	374,387
TOTAL CURRENT LIABILITIES	5,139,133	12,195,607

Long-term borrowings	653,102	678,442
Operating lease liabilities, non-current	164,432	—
TOTAL LIABILITIES	5,956,667	12,874,049

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized; 17,916,000 shares issued and outstanding, including:
Class A common stock, $0.0001 par value - 91,750,000 shares authorized, 9,666,000 and 8,416,000 shares issued and outstanding	967	842
Class B common stock, $0.0001 par value - 8,250,000 shares authorized, 8,250,000 shares issued and outstanding	825	825
Additional paid-in capital	6,994,595	3,269,317
Subscription receivable	(600,000)	(1,800,000)
Retained earnings	545,086	374,371
TOTAL STOCKHOLDERS’ EQUITY	6,941,473	1,845,355

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,898,140	$14,719,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE	$10,038,246	$11,911,614	$32,475,714	$45,518,649

COST OF REVENUE
Cost of vehicles	8,365,730	9,820,433	27,190,224	40,556,778
Fulfillment expenses	505,156	547,723	1,722,704	1,643,727
Total cost of revenue	8,870,886	10,368,156	28,912,928	42,200,505

GROSS PROFIT	1,167,360	1,543,458	3,562,786	3,318,144

OPERATING EXPENSES
Selling expenses	184,061	314,573	603,184	603,680
General and administrative expenses	530,089	411,280	1,676,559	994,129
Total operating expenses	714,150	725,853	2,279,743	1,597,809

INCOME FROM OPERATIONS	453,210	817,605	1,283,043	1,720,335

OTHER (EXPENSE) INCOME, NET
Interest expense, net	(286,197)	(608,097)	(1,058,111)	(2,141,206)
Other income, net	107	3,276	4,009	7,522
Subsidy income from Business Recovery Grant Program	—	1,340,316	—	1,340,316
Total other (expense) income, net	(286,090)	735,495	(1,054,102)	(793,368)

INCOME BEFORE INCOME TAX PROVISION	167,120	1,553,100	228,941	926,967

Income Tax Provision	44,217	333,844	58,226	180,603

NET INCOME	$122,903	$1,219,256	$170,715	$746,364

Earnings per common share - basic and diluted	$0.01	$0.07	$0.01	$0.05
Weighted average shares - basic and diluted	17,467,630	16,484,913	16,936,147	15,500,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock*
	Class A		Class B		Additional			Total
	Common		Common		paid-in	Subscription	Retained	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Earnings	Equity
Balance, December 31, 2022	8,416,000	$842	8,250,000	$825	$3,269,317	$(1,800,000)	$374,371	$1,845,355

Stock issuance	—	—	—	—	—	700,000	—	700,000
Net loss for the period	—	—	—	—	—	—	47,812	47,812

Balance, June 30, 2023	8,416,000	$842	8,250,000	$825	$3,269,317	$(1,100,000)	$422,183	$2,593,167

Initial public offering, net of issuance cost	1,250,000	125	—	—	3,725,278	—	—	3,725,403
Stock Issuance	—	—				500,000		500,000
Net income for the period	—	—	—	—	—	—	122,903	122,903

Balance, September 30, 2023	9,666,000	$967	8,250,000	$825	$6,994,595	$(600,000)	$545,086	$6,941,473

	Common Stock*
	Class A		Class B		Additional		Retained Earnings	Total
	Common		Common		paid-in	Subscription	(Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Deficit)	Equity (Deficit)
Balance, December 31, 2021	6,750,000	$675	8,250,000	$825	$270,684	—	$(442,609)	$(170,425)

Net loss for the period	—	—	—	—	—	—	(472,892)	(472,892)

Balance, June 30, 2022	6,750,000	$675	8,250,000	$825	$270,684	—	$(915,501)	$(643,317)

Stock Issuance	1,666,000	167	—	—	2,998,633	(2,398,800)	—	600,000
Net income for the period	—	—	—	—	—	—	1,219,256	1,219,256

Balance, September 30, 2022	8,416,000	$842	8,250,000	$825	$3,269,317	(2,398,800)	$303,755	$1,175,939
*	Retrospectively restated for effect of the Company’s amended and restated articles of incorporation and bylaws and share issuances on July 11, 2022.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$170,715	$746,364
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of operating lease right-of-use assets	123,288	124,541
Inventory reserve recovery	—	(92,811)
Deferred tax provision	48,137	176,136
Changes in operating assets and liabilities:
Accounts receivable	1,482,732	(6,551,711)
Inventories	630,572	11,461,747
Other receivables	331,336	351,970
Due from a related party	—	10,000
Prepaid expenses and other current assets	42,510	(1,683,696)
Deferred revenue	—	(1,805,073)
Other payables and other current liabilities	172,880	(117,449)
Operating lease liabilities	(130,436)	(116,464)
Net cash provided by operating activities	2,871,734	2,503,554

Cash flows from financing activities:
Proceeds from initial public offering, net	3,725,403
Proceeds from issuance of common stock under private placement transaction	1,200,000	600,000
Proceeds from inventory financing	—	19,386,700
Repayments of inventory financing	(4,164,100)	(20,885,700)
Proceeds from letter of credit financing	16,659,243	26,871,628
Repayments of letter of credit financing	(20,687,255)	(27,901,979)
Proceeds from loans from dealer finance	389,296	194,258
Repayments of loans from dealers finance	(431,043)	(134,665)
Proceeds from line of credit	3,244,488	—
Repayment of line of credit	(2,375,197)	—
Proceeds from premium finance	221,139
Proceeds from long-term borrowings	—	350,000
Repayments of long-term borrowings	(24,143)	(6,205)
Borrowing from a related party	42,923	319,913
Repayments made to a related party	(26,000)	(1,140,584)
Net cash used in financing activities	(2,225,246)	(2,346,634)

Net increase in cash	646,488	156,920
Cash, beginning of year	58,381	500,977
Cash, end of year	$704,869	$657,897

Supplemental cash flow information
Cash paid for income taxes	$74,533	$31,225
Cash paid for interest	$252,118	$729,859

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

The Company and its wholly owned subsidiaries are primarily engaged in the parallel-import vehicle dealership business. In the People’s Republic of China (the “PRC”), parallel-import vehicles refer to those purchased by dealers directly from overseas markets and imported for sale through channels other than brand manufacturers’ official distribution systems. The Company purchases automobiles from the U.S. market through its large team of professional purchasing agents and resells the automobiles to parallel-import car dealers in the U.S. and the PRC.

Details of the subsidiaries of the Company as of September 30, 2023 are set out below:

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

On August 3, 2023, the Company completed its initial public offering (“IPO”) of 1,250,000 shares of Class A common stock, par value $0.0001 per share, at a price to the public of $4.00 per share. The Company’s Class A common stock began trading on the Nasdaq Capital Market under the ticker symbol “CTNT” on August 1, 2023. Total net proceeds of approximately $3.7 million were raised from the IPO after deducting the underwriting discounts and the offering expenses, in an aggregate amount of $1.3 million. (see Note 16)

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (the “U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These statements should be read in conjunction with the Company’s consolidated financial statements and noted thereto for the year ended December 31, 2022, included in the Company’s Registration Statement on Form S-1 (File No. 333-271185). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the unaudited condensed consolidated financial statements not misleading have been included. Operating results for the interim period ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ended December 31, 2023. The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All inter-company balances and transactions are eliminated upon consolidation.

Uses of estimates

In preparing the unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates are based on information as of the date of the unaudited condensed consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, the valuation of accounts receivables, the valuation of inventory, the revenue recognition, and the realization of deferred tax assets. Actual results could differ from those estimates.

Cash

Cash includes deposits held by banks that can be added or withdrawn without limitation.

Accounts receivable

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the original amount less an allowance for doubtful accounts. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company usually determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivable balances, with a corresponding charge recorded in the unaudited condensed consolidated statements of operations. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is remote. In circumstances in which the Company receives payments for accounts receivable that have previously been written off, the Company reverses the allowance and bad debt expenses. As of September 30, 2023 and December 31, 2022, there was no allowance for doubtful accounts recorded as the Company considers all of the outstanding accounts receivable fully collectible.

Inventories

Inventories consist of new vehicles held for sale and are stated at the lower of cost or net realizable value using the specific identification method. The value of inventory mainly includes the cost of auto vehicles purchased from U.S. automobile dealers, non-refundable sales tax, and dealership service fees. The Company reviews its inventory periodically if any reserves are necessary for potential shrinkage. The Company recorded no inventory reserve as of September 30, 2023 and December 31, 2022.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, inventories, prepaid expenses and other current assets, loans payable, deferred revenue and other payables and other current liabilities, approximated the fair value of the respective assets and liabilities as of September 30, 2023 and December 31, 2022 based upon the short-term nature of the assets and liabilities.

The Company believes that the carrying amount of long-term loans approximated fair value as of September 30, 2023 and December 31, 2022 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The ROU asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All ROU assets are reviewed for impairment annually. There was no impairment for ROU lease assets as of September 30, 2023 and December 31, 2022.

Revenue recognition

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

The Company is primarily engaged in the parallel-import vehicle dealership business and generates its revenue from the sales of parallel-import vehicles to both domestic and overseas parallel-import car dealers. It purchases automobiles from the U.S. market through its large team of professional purchasing agents, and mainly resells them to parallel-import car dealers in the U.S. and the PRC. In accordance with ASC 606, the Company recognizes revenue at the point in time when the performance obligation has been satisfied and control of the vehicles has been transferred to the dealers. For sales to U.S. domestic parallel-import car dealers, revenue is recognized when a vehicle is delivered and its title has been transferred to the dealers. For overseas sales, the Company sells vehicles under Cost and Freight (“CFR”) shipping point terms, and revenue is recognized when a vehicle is loaded on a cargo ship and its title has been transferred to the dealers. The Company accounts for the revenue generated from sales of vehicles on a gross basis as the Company is acting as a principal in these transactions, is subject to inventory risk, has latitude in establishing prices, and is responsible for fulfilling the promise to provide customers the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. All of the Company’s contracts have one single performance obligation as the promise is to transfer the individual vehicle to parallel-import car dealers, and there is no separately identifiable other promise in the contracts. The Company’s vehicles are sold with no right of return and the Company does not provide other credits or sales incentives to parallel-import car dealers. Historically, no customer returns have occurred. Therefore, the Company did not provide any sales return allowances for the three and nine months ended September 30, 2023 and 2022.

Contract balances and remaining performance obligations

Contract balances typically arise when a difference in timing between the transfer of control to the parallel-import car dealers and receipt of consideration occurs. The Company did not have contract assets as of September 30, 2023 and December 31, 2022. The Company did not have contract liabilities as of September 30, 2023 and December 31, 2022.

Disaggregation of Revenue

The Company disaggregates its revenue by geographic areas, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenue for the three and nine months ended September 30, 2023 and 2022 were as follows:

Geographic information

The summary of the Company’s total revenue by geographic area for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
U.S. domestic market	$1,244,615	$150,935	$8,160,395	$3,582,413
Overseas market	8,793,631	11,760,679	24,315,319	41,936,236
Total revenue	$10,038,246	$11,911,614	$32,475,714	$45,518,649

Cost of revenue

Cost of revenue mainly includes the cost of vehicles purchased from U.S. automobile dealers, non-refundable sales tax, dealership service fees, and other expenses. It also includes fulfillment expenses, which consist primarily of (i) vehicle warehousing and towing fees, (ii) vehicle insurance expenses, (iii) commissions paid to purchasing agents incurred in vehicle pick-up and the vehicle title transfer process, (iv) broker consulting fees incurred to acquire new vehicles, and (v) purchase department labor costs.

Income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines deferred tax assets and liabilities on the basis of differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. The Company has not assessed a valuation allowance as it determines it is more likely than not that all deferred tax assets will be realized before expiration.

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records interest and penalties related to an uncertain tax position, is and when required, as part of income tax expenses in the unaudited condensed consolidated statements of operations. The Company does not believe that there were any uncertain tax positions as of September 30, 2023 and December 31, 2022.

The Company and its U.S. operating subsidiaries are subject to the U.S. tax laws. The Company elected to file income taxes as a corporation instead of an LLC for the tax years ended December 31, 2020 through December 31, 2021. As of September 30, 2023, the Company’s consolidated income tax returns for the tax years ended December 31, 2020 through December 31, 2022, remained open for statutory examination by U.S. tax authorities.

Earnings per share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the nine months ended September 30, 2023 and 2022, there were no dilutive shares outstanding.

Related parties and transactions

The Company identifies related parties, and accounts for and discloses related party transactions in accordance with ASC 850, “Related Party Disclosures” and other relevant ASC standards.

Parties, which can be a corporation or individual, are considered related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Corporations are also considered to be related if they are subject to common control or common significant influence.

Transactions between related parties commonly occurring in the normal course of business are considered to be related party transactions. Transactions between related parties are also considered to be related party transactions even though they may not be given accounting recognition.

Shipping and handling costs

Shipping and handling costs, which are associated with shipping and delivery of vehicles to automobile dealers, are expensed as incurred and are included in selling expenses in the unaudited condensed consolidated statements of operations. Total shipping and handling expenses were $113,470 and $405,182 for the three and nine months ended September 30, 2023, respectively, and $266,160 and $466,926 for the three and nine months ended September 30, 2022, respectively.

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

NOTE 3 — ACCOUNTS RECEIVABLE

The Company’s accounts receivable primarily include balances generated from selling parallel-import vehicles to both domestic and overseas parallel-import car dealers, which have not been collected as of the balance sheet dates. The accounts receivable transactions in connection with letters of credit with book values $3,229,854 and $7,502,291 were pledged as collateral to guarantee the Company’s borrowings from four third-party lending companies as of September 30, 2023 and December 31, 2022, respectively (see Note 8).

NOTE 4 — INVENTORIES

Inventories consist of new vehicles held for sale and are stated at the lower of cost or net realizable value using the specific identification method. No inventory reserve was recorded as of September 30, 2023 and December 31, 2022.

In connection with the Company’s inventory financing from loans payable as of September 30, 2023 and December 31, 2022, the Company pledged its inventory with book values of nil and $4,095,132 as collateral for these loans, respectively (see Note 7). The Company’s vehicles in inventory with book values of nil and $141,557 were pledged as collateral to guarantee the loans payable from dealers finance as of September 30, 2023 and December 31, 2022, respectively (see Note 9).

NOTE 5 — OTHER RECEIVABLES

Other receivables consisted of the following:

	September 30, 2023	December 31, 2022
	(Unaudited)
Vehicle Deposit(1)	$224,159	$400,659
Rent Deposit	51,540	41,845
Sales Tax Refundable(2)	286,338	419,886
Others	7,357	38,340
Subtotal	569,394	900,730
Less: Allowance for doubtful accounts	—	—
Total Other Receivables	$569,394	$900,730
(1)	Vehicle deposits represent security deposits paid to U.S. automobile dealers to reserve vehicles.
(2)	Sales tax refundable represents vehicles sales tax exempted in some states and to be refunded by the tax authorities.

NOTE 6 — LEASES

The Company leases office spaces from various third parties under non-cancelable operating leases, with terms ranging from 12 to 38 months. The Company considers the renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of ROU assets and lease liabilities. Lease expenses are recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

On April 28, 2023, the Company entered a First Amendment to Lease Agreement (the “Amended Lease”) with one of its landlords, which amended a previous lease agreement between the two parties, whereby the Company leases office space from the landlord with an initial lease term from December 1, 2020 to December 31, 2023. Pursuant to the Amended Lease, the initial lease term was extended for a period commencing January 1, 2024 and expiring February 28, 2027, unless sooner terminated as provided in the Amended Lease. The Company was also granted the option to extend the lease term for another three years starting from March 1, 2027 and ending February 28, 2030.

The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

	September 30, 2023	December 31, 2022
Right-of-use assets	$207,680	$140,145

Operating lease liabilities – current	$45,413	$149,458
Operating lease liabilities – non-current	164,432	—
Total operating lease liabilities	$209,845	$149,458

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(Unaudited)
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	2.93	0.77
Weighted average discount rate *	17.8%	17.1%

*The Company used weighted average incremental borrowing rate of 17.8% per annum for its lease contracts based on the Company’s current borrowings from various financial institutions.

During the three months ended September 30, 2023 and 2022, the Company incurred total operating lease expenses of $85,369 and $53,462, respectively. During the nine months ended September 30, 2023 and 2022, the Company incurred total operating lease expenses of $215,649 and $161,115, respectively.

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2023:

Twelve months ending September 30,	Amount
2024	$66,003
2025	81,461
2026	83,905
2027	35,639
Total lease payments	267,008
Less: imputed interest	(57,163)
Present value of lease liabilities	$209,845

NOTE 7 — INVENTORY FINANCING

There were no inventory financing loan agreements executed during the three and nine months ended September 30, 2023. No inventory was being held as collateral, and the balance of inventory financing was nil as of September 30, 2023.

The Company entered into a series of inventory financing loan agreements with a third party for working capital purposes during the three and nine months ended September 30, 2022, pursuant to which the Company pledged a portion of its vehicle inventory as collateral for each of the loan agreements. Interest expenses are calculated based on the actual number of days the loan was outstanding upon settlement of the loan. For the loan amount outstanding for no more than 90 days, the Company is charged an interest rate ranging between 16.2% and 21.6%, per annum, and for the amount outstanding for more than 90 days, the Company is charged an interest rate ranging between 20.7% and 27.6%, per annum. The loans are guaranteed by Huan Liu, the Company’s controlling stockholder, and another stockholder of the Company.

The inventory financing amounted to nil and $4,164,100 as of September 30, 2023 and December 31, 2022, respectively. The interest expenses for inventory financing were nil and $112,769 for the three and nine months ended September 30, 2023, respectively, and $222,750 and $768,055 for the three and nine months ended September 30, 2022, respectively. The Company’s vehicles inventory with book values of nil and $4,095,132 were pledged as collateral to guarantee the Company’s borrowings from this third party as of September 30, 2023 and December 31, 2022, respectively (see Note 4).

NOTE 8 — LETTER OF CREDIT FINANCING (“LC FINANCING”)

The Company entered into a series of loan agreements with three third-party companies for working capital funding purposes during the three and nine months ended September 30, 2023 and 2022. Pursuant to the agreements, loans payable from LC financing were collateralized by letters of credit from overseas sales of parallel-import vehicles. Interest expenses are calculated based on the actual number of days the loan was outstanding and payable upon settlement, and the Company is charged an interest rate ranging between 15.0% and 27.6% per annum.

The LC financing amounted to $3,077,861 and $7,105,873 as of September 30, 2023 and December 31, 2022, respectively. The interest expenses for LC financing were $207,648 and $789,104 for the three and nine months ended September 30, 2023, respectively, and $379,336 and $1,356,135 for the three and nine months ended September 30,2022, respectively. The accounts receivable transactions in connection with letters of credit with book values $3,229,854 and $7,502,291 were pledged as collateral to guarantee the Company’s borrowings from these three third-party lending companies as of September 30, 2023 and December 31, 2022, respectively (see Note 3).

NOTE 9 — DEALERS FINANCE

Loans payable from dealers finance reflect amounts borrowed from various automobile dealers to finance the purchased vehicles. The original term of these loans is between five to six years; however, the Company repaid these loans within two months. The Company is charged an interest rate ranging between 5.09% and 9.84%, per annum.

The dealers finance amounted to nil and $41,747 as of September 30, 2023 and December 31, 2022, respectively. The interest expenses for dealers finance were $959 and $3,975 for the three and nine months ended September 30, 2023, respectively, and $1,013 and $1,122 for the three and nine months ended September 30, 2022, respectively. The Company’s vehicles in inventory with book values of nil and $141,557 were pledged as collateral to guarantee the loans payable from dealers finance as of September 30, 2023 and December 31, 2022, respectively (see Note 4).

NOTE 10 — REVOLVING LINE OF CREDIT

On October 5, 2022, the Company entered into two Revolving Line of Credit Agreements (the “Revolving Line of Credit Agreements”) with two third-party companies that have been providing financial support to the Company since 2021. Pursuant to the Revolving Line of Credit Agreements, the Company can borrow under revolving lines of credit of up to $10.0 million and $5.0 million, respectively, from these two third-party companies with a total of $15.0 million for a period of 12 months at a fixed interest rate of 1.5% per month. On December 12, 2022, the Company amended the Revolving Line of Credit Agreements to extend the maturity date to April 2024.

During the three and nine months ended September 30, 2023, the Company borrowed a total of $708,334 and $3,244,488, respectively, and repaid $1,710,197 and $2,375,197, respectively. As of September 30, 2023 and December 31, 2022, the revolving line of credit balance was $869,291 and nil, respectively. Interest expenses for revolving lines of credit were $63,277 and $120,675 for the three and nine months ended September 30, 2023 and nil for the three and nine months ended September 30, 2022.

NOTE 11 — PREMIUM FINANCE

On July 31, 2023, the Company entered into a Premium Finance Agreement (the "Premium Finance Agreement") with National Partners PFco, LLC. Pursuant to the Premium Finance Agreement, the Company borrowed $221,139 for the purchase of its directors and officers insurance, at an annual interest rate of 7.75%.

The premium finance amounted to $221,139 and nil as of September 30, 2023 and December 31, 2022, respectively. The interest expenses for premium finance were $3,584 for the three and nine months ended September 30, 2023, and nil for the three and nine months ended September 30, 2022.

NOTE 12 — LONG-TERM BORROWINGS

Long-term borrowings consisted of the following:

	September 30,	December 31,
	2023	2022
	(Unaudited)
Small Business Administration(1)	$481,706	$490,130
Thread Capital Inc.(2)	203,874	219,593
Total long-term borrowings	$685,580	$709,723

Current portion of long-term borrowings	$32,478	$31,281

Non-current portion of long-term borrowings	$653,102	$678,442
(1)

On May 24, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (the “SBA”), an agency of the U.S. Government, to borrow $150,000 for 30 years, with a maturity date of May 23, 2050. Under the terms of the SBA loan, the loan proceeds are used as working capital to alleviate economic injury caused by the COVID-19 pandemic. The loan bears a fixed interest rate of 3.75% per annum. Beginning 12 months from the date of this loan agreement, the Company is required to make a monthly installment payment of $731 within the term of loan, with last installment to be paid in May 2050.

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

The future maturities of the loan from SBA as of September 30, 2023 were as follows:

12 months ending September 30,	Future repayment
2024	$10,486
2025	10,914
2026	11,360
2027	11,823
2028	12,306
Thereafter	424,817
Total	$481,706
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

The future maturities of the loan from Thread Capital as of September 30, 2023 were as follows:

12 months ending September 30,	Future repayment
2024	$21,991
2025	23,232
2026	24,542
2027	25,927
2028	27,389
Thereafter	80,793
Total	$203,874

For the above-mentioned long-term borrowings, the Company recorded interest expenses of $7,751 and $23,545 for the three and nine months ended September 30, 2023, respectively, and $4,998 and $12,652 for the three and nine months ended September 30, 2022, respectively.

NOTE 13 — RELATED PARTY TRANSACTIONS

a. Nature of relationship with a related party

Name	Relationship with Our Company
Mr. Huan Liu	Chief Executive Officer (“CEO”) and Chairman of the Board of Directors

b. Due to a related party

Amount due to a related party represents amounts due to the Company’s CEO and Chairman of the Board of Directors, Mr. Huan Liu, for funds borrowed for working capital purposes during the Company’s normal course of business. These payables are unsecured, non-interest bearing, and due on demand.

During the three months ended September 30, 2023 and 2022, the Company borrowed a total of $16,923 and $6,000, respectively, from Mr. Huan Liu directly for working capital purposes, and used these funds to purchase vehicles. During the nine months ended September 30, 2023 and 2022, the Company borrowed an aggregate of $45,798 and$319,913, respectively, from Mr. Huan Liu, applying such funds similarly as working capital for purchasing vehicles. The Company made repayments to Mr. Huan Liu in the amounts of $28,875 and $1,110,000 during the three months ended September 30, 2023 and 2022, respectively, and in the amounts of $28,875 and $1,130,584 during the nine months ended September 30, 2023 and 2022, respectively.

NOTE 14 — INCOME TAXES

The Company and its operating subsidiaries in the United States are subject to the tax law of the United States. The Company elected to file income taxes as a corporation instead of an LLC for the tax years ended December 31, 2020 through December 31, 2022.

(i)	The components of the income tax provision were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Current:
Federal	$7,022	$—	$9,422	$—
State	447	4,467	667	4,467
Total current income tax provision	7,469	4,467	10,089	4,467
Deferred:
Federal	26,361	324,135	42,827	196,523
State	10,387	5,243	5,310	(20,387)
Total deferred income tax expenses	36,748	329,378	48,137	176,136
Total income tax benefit	$44,217	$333,844	$58,226	$180,603

(ii)	Reconciliations of the statutory income tax rate to the effective income tax rate were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Federal statutory tax rate	$21.0%	$21.0%	$21.0%	$21.0%
State statutory tax rate	5.1%	0.5%	2.1%	0.7%
Non-deductible expenses	0.3%	0.0%	0.3%	0.0%
Deferred true-up	0.0%	0.0%	2.1%	(2.3)%
Effective tax rate	$26.4%	$21.5%	$25.5%	$19.4%

(iii)	Deferred tax assets were composed of the following:

	September 30,	December 31,
	2023	2022
	(Unaudited)
Deferred tax assets:
Net operating loss carry-forwards	$38,077	$84,496
Others	520	2,238
Total deferred tax assets	$38,597	$86,734

As of December 31, 2022, the Company had a cumulative U.S. federal net operating loss (“NOL”) of $327,648, which may reduce future federal taxable income. During the nine months ended September 30, 2023, the Company’s operations utilized NOLs of $202,101, resulting in a cumulative U.S. federal NOL of $125,547 as of September 30, 2023, which is carried forward indefinitely. As of September 30, 2023, the Company also had a cumulative state NOL of $175,252, which may reduce future state taxable income, and the NOL balance as of September 30, 2023 will expire beginning in 2041.

The Company was not previously subject to the interest expense limitation under §163(j) of the U.S. Internal Revenue Code, due to the small business exemption. Its average annual gross receipts for the three tax years preceding 2022 do not exceed the relevant threshold amount ($27 million for 2022). The Company will no longer meet the small business exception in 2023, but it meets one of the other exceptions to the §163(j) limitation, “floor plan financing indebtedness” (indebtedness used to finance the acquisition of motor vehicles held for sale or lease or secured by such inventory), and will therefore continue to be exempt from the §163(j) interest expenses limitation in 2023.

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

NOTE 15 — CONCENTRATIONS

Political and economic risk

The operations of the Company are in the U.S. and the Company’s primary market is in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by political, economic, and legal environments in the U.S. and the PRC, as well as by the general state of the U.S. and the PRC economy. The Company’s results may be adversely affected by changes in the political, regulatory, and social conditions in the U.S. and the PRC. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations, including its organization and structure disclosed in Note 1, such experience may not be indicative of future results.

Credit risk

As of September 30, 2023 and December 31, 2022, $704,869 and $58,381 of the Company’s cash was on deposit at financial institutions in the U.S., respectively, which were insured by the Federal Deposit Insurance Corporation subject to certain limitations. The Company has not experienced any losses in such accounts.

Accounts receivable are typically unsecured and derived from revenue earned from parallel-import car dealers, thereby exposing the Company to a credit risk. This risk is mitigated by the Company’s assessment of its parallel-import car dealers’ creditworthiness and its ongoing monitoring of outstanding balances.

Concentrations

The Company’s major customers are parallel-import automobile dealers. For the nine months ended September 30, 2023, three parallel-import car dealers accounted in total for 98.7% (45.2%, 29.7%, and 23.8%, respectively) of the Company’s total revenue. For the nine months ended September 30, 2022, three parallel-import car dealers accounted for approximately 59.5% (29.1%, 18.7%, and 11.7%, respectively) of the Company’s total revenue.

As of September 30, 2023, three parallel-import car dealers accounted for 97.7% (50.9%, 32.2%, and 14.6%, respectively) of the accounts receivable balance.

As of December 31, 2022, two parallel-import car dealers accounted for approximately 88.7% (77.0% and 11.7%, respectively) of the accounts receivable balance.

For the three and nine months ended September 30, 2023, one U.S.-based automobile dealership accounted for approximately 7.2% and 8.3%, respectively, of the Company’s total purchases. For the three and nine months ended September 30, 2022, one U.S.-based automobile dealership accounted for approximately 6.2% and 10.3%, respectively, of the Company’s total purchases.

NOTE 16 — STOCKHOLDERS’ EQUITY

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

On June 27, 2022, the Company entered into a subscription agreement with a group of investors (the “Investors”) whereby the Company agreed to sell, and the Investors agreed to purchase, up to 1,666,000 shares of Class A common stock at a purchase price of $1.80 per share. These Investors are unrelated parties to the Company. The gross proceeds were approximately $3.0 million, before deducting offering expenses of approximately $0.3 million. The net proceeds were approximately $2.7 million, of which approximately $1.2 million was received in 2022 and $1.2 million in 2023, for a total receipt of approximately $2.4 million. After negotiations between the Investors and the Company regarding the fund’s release terms, an agreement was reached on November 2, 2023, stipulating that the outstanding $600,000 would be paid by the Investors within six months following the Company’s IPO.

On August 3, 2023, the Company closed its IPO of 1,250,000 shares of Class A common stock at a public offering price of $4.00 per share, for aggregate gross proceeds of $5.0 million before deducting underwriting discounts and other offering expenses, including a grant to the underwriter of warrants to purchase 62,500 shares of common stock (the “Warrants”), with an exercise price of $5.00 per share. The Company’s Class A common stock began trading on the Nasdaq Capital Market under the ticker symbol “CTNT” on August 1, 2023. As of September 30, 2023, there were 9,666,000 shares of Class A common stock issued and outstanding.

Warrants

The Company accounts for stock warrants as either equity instruments or derivative liabilities depending on the specific terms of the warrant agreement. The Warrants are equity-classified as a result of being indexed to the Company’s Class A common stock and meeting certain equity classification criteria, and the instruments will not be remeasured in subsequent periods as long as the instruments continue to meet these accounting criteria. The fair value of the Warrants was recorded to additional paid-in capital within stockholders’ equity.

				Total Common
				Shares Issuable as of
			Exercise	September 30,
Title of Warrant	Date Issued	Expiry Date	Price	2023
Equity-classified warrants

August 2023 – underwriter warrants	8/3/2023	07/31/2026	$5.00	62,500

NOTE 17 — COMMITMENTS AND CONTINGENCIES

On February 8, 2023, ISY1 LLC (the “Plaintiff”) commenced a lawsuit against the Company in the Superior Court of New Jersey. The Plaintiff alleged that the Company offered to pay the Plaintiff to arrange for the transport of certain automobiles for the benefit of the Company, the Plaintiff accepted the Company’s offer and rendered its services by contracting with and paying third parties who transported these automobiles. However, after the Plaintiff submitted the invoices, the Company refused to make the payment on the grounds that the Plaintiff’s services had not met the Company’s expectations. Therefore, the Plaintiff is seeking $86,355 in monetary damages, reimbursement for all costs and attorney fees, and any other relief the Court may deem just and proper. The Company accrued a payable total of $86,285, which was recorded in accounts payable on the unaudited condensed consolidated balance sheet as of September 30, 2023.

On February 23, 2023, the Company filed a complaint in the Supreme Court of the State of New York County against Stefanie A. Rehfeld (the “Defendant”), alleging breach of contract as the Defendant had misappropriated an automobile belonging to the assets of the Company. Pursuant to an independent contractor agreement dated June 30, 2022 between the Company and the Defendant, the Company hired the Defendant to locate and acquire certain new model luxury vehicles. The Company was obligated to fully fund the purchase of each vehicle, and the Defendant was required to locate and acquire the vehicle and turn over title and possession to the Company in exchange for a commission fee. In February 2023, after the Company fully funded the purchase of a 2023 Mercedes Benz GLS 450 (the “Mercedes”) for a total amount of $102,593.50, the Defendant obtained the possession of the Mercedes from a Mercedes Benz dealership and signed a bill of sale with the Company, whereby she agreed to sell, transfer, and convey the title of the Mercedes to the Company. However, the Defendant drove the Mercedes away, and failed to transfer the title of the Mercedes to the Company as scheduled. Therefore, the Company is seeking to require the Defendant to transfer title and deliver possession of the Mercedes to the Company and recover the costs incurred in retrieving the car, or alternatively, the monetary damages resulting from the Defendant’s misappropriation of the Mercedes, including the court costs and attorneys’ fees and expenses reasonably incurred. On April 25, 2023, the Supreme Court of the State of New York County granted the Company’s motion for summary judgment on its second and fourth causes of action, ruling in favor of the Company. Subsequently, an inquest will be conducted to determine the precise amount owed to the Company. Based on the outcome of the current motion and the Company’s overall assessment of the case, the Company is optimistic about its chances of success in this litigation. As of the date of this quarterly report, the Mercedes has been found by the police and turned over to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” section included in our registration statement on Form S-1 (File No. 333-271185), as amended, which was initially filed with the SEC on April 7, 2023 and declared effective by the SEC on July 31, 2023.

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

Business Overview and Outlook

We are a supplier of parallel-import vehicles sourced in the U.S. to be sold in the PRC market. We purchase automobiles, primarily luxury brands such as Mercedes, BMW, Porsche, Lexus, and Bentley, from authorized dealers in the U.S. market and resell them to our customers, including both U.S. and PRC based parallel-import car dealers. We derive profits primarily from the price difference between our buying and selling prices for parallel-import vehicles. Our expertise lies in our ability to identify the type of parallel-import vehicles that are in high demand and to procure them in a timely manner.

The primary driver for our industry is the continuing growth of wealthy groups in the PRC.  We are focusing our attention on the most popular of the luxury vehicles that provide us with the best profit opportunity. We utilize third parties in the U.S. to provide logistics and warehousing services and to truck transport our vehicles from the registered U.S. dealer to the ultimate point of sale.

Changes in consumer demand in the PRC market may be occurring as a result of increased consumer interest in electric vehicles coupled with a slowdown in the PRC economy, both of which have contributed to our lower revenue since the second quarter of 2023. We are proceeding with our plan to acquire U.S.-based logistics and warehousing service providers to augment our core operations, which we expect will reduce our transaction costs and provide the opportunity to generate revenue by selling these services to third-party parallel importers. We believe we can overlay these services with the financial services plans we announced in October 2022 for inventory financing, such that we can essentially become a one-stop shop for small- and medium-sized traders within the global supply chain sector.

Results of Operations

Major Components of Results of Operations

The automobile models we plan to purchase and sell are among the most popular vehicles in the market, which we believe provide lucrative profit opportunities. Our selection of customers and the models we plan to purchase are based on our efforts to maximize the overall profitability of each vehicle sale. We will continue to apply this guiding principle in developing and refining our procurement and sales strategies. As such, we consider market conditions, capital costs, and other factors when determining the models and categories we purchase and the prices at which we sell them. While the brands, models, and their price ranges at which we sell may be adjusted, we intend to maintain the highest gross profit opportunities to improve the overall efficiency of our capital and maximize our earnings potential.

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

Interest Expense, Net

To improve our cash flow and expand our business, we obtain loans from financing companies through (i) inventory financing by keeping inventories not intended for immediate sale as collateral, (ii) LC financing by using letters of credit received from our international customers in overseas sales of parallel-import vehicles as collateral, and (iii) accessing revolving lines of credit to further support our operations and strategic initiatives. Accrued interest is recorded as interest expense. As the date of this quarterly report, our inventory financing annual interest rates range from 16.2% to 27.6%, our LC financing annual interest rates range from 15.0% to 18.0%, and our revolving line of credit interest rate is 18.0%.

Risks and Uncertainties

Our operations are in the U.S. and our primary market is in the PRC. Accordingly, our business, financial condition, and results of operations may be influenced by political, economic, and legal environments in the U.S. and the PRC, as well as by the general state of the U.S. and the PRC economies. Our results may be adversely affected by changes in the political, regulatory, and social conditions in the U.S. and the PRC.

Risks and uncertainties related to our business include, but are not limited to, the following:

●	Changes in consumer demand in the Chinese market towards fuel-efficient vehicles and electric vehicles could adversely affect our vehicle sales volumes and results of operations;
●	The PRC government policies on the purchase and ownership of automobiles and stricter emissions standards may reduce the market demand for the automobiles we sell and thus negatively affect our business and growth prospects;

●	Any adverse change in political relations between the PRC and the U.S. or any other country where those brands originate, including the ongoing trade conflicts between the U.S. and the PRC, may negatively affect our business;
●	The ongoing military conflicts between Russia and Ukraine and between Israel and Hamas could materially and adversely affect the global economy and capital markets, including significant volatility in commodity prices, especially energy prices, credit and capital markets, as well as supply chain interruptions;
●	The inflation in the economy may result in higher interest rates and capital costs, shipping costs, supply shortages, and increased costs of labor, and may adversely affect our liquidity, business, financial condition, and results of operations, particularly if we are unable to achieve commensurate increases in the prices we charge our customers.

Although we have not experienced losses from these situations and believes that we are in compliance with existing laws and regulations, including our organization and structure disclosed in Note 1, such experience may not be indicative of future results.

Our business, financial condition, and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics, and other catastrophic incidents, which could significantly disrupt our operations.

Our operations have been affected by the COVID-19 pandemic. First, the COVID-19 pandemic has restricted our purchasing agents in the U.S. from freely purchasing designated automobiles at U.S. automobile dealerships, either because of the short supply of vehicles or because of store closings or limited opening hours due to the COVID-19 pandemic. Second, the COVID-19 pandemic adversely affected the market demand for our products. Due to the implementation of significant governmental measures in the PRC, including lockdowns, closures, quarantines, and travel bans, intended to control the spread of the virus, parallel-import vehicle consumers are less willing to spend, and their purchasing power has declined. Consequently, the market demand for luxury cars, which make up the vast majority of our inventory, has decreased dramatically.

In early December 2022, the Chinese government announced a nationwide loosening of its zero-COVID policy, and the PRC faced a wave in infections after the lifting of these restrictions. Although the spread of COVID-19 pandemic appears to be under control as of the date of this quarterly report, the extent to which the COVID-19 pandemic may impact our future financial results will depend on future developments, such as new information on the effectiveness of the mitigation strategies, the duration, spread, severity, and recurrence of COVID-19 and any COVID-19 variants, the related travel advisories and restrictions, the overall impact of the COVID-19 pandemic on the global economy and capital markets, and the efficacy of COVID-19 vaccines, which may also take extended time to be widely and adequately distributed, all of which remain highly uncertain and unpredictable. Given this uncertainty, we are currently unable to quantify the expected impact of the COVID-19 pandemic on its future operations, financial condition, liquidity, and results of operations if the current situation continues.

Comparison of Results of Operations for the periods presented:

	Three months ended September 30,				Change		Nine Months Ended September 30,				Change
	2023		2022		Amount	%	2023		2022		Amount	%
	USD	%	USD	%			USD	%	USD	%
Revenue	$10,038,246	100.0%	$11,911,614	100.0%	$(1,873,368)	(15.7)%	$32,475,714	100.0%	$45,518,649	100.0%	$(13,042,935)	(28.7)%
Cost of Revenue
Cost of vehicles	8,365,730	83.4%	9,820,433	82.4%	(1,454,703)	(14.8)%	27,190,224	83.7%	40,556,778	89.1%	(13,366,554)	(33.0)%
Fulfillment expenses	505,156	5.0%	547,723	4.6%	(42,567)	(7.8)%	1,722,704	5.3%	1,643,727	3.6%	78,977	4.8%
Total cost of revenue	8,870,886	88.4%	10,368,156	87.0%	(1,497,270)	(14.4)%	28,912,928	89.0%	42,200,505	92.7%	(13,287,577)	(31.5)%

Gross Profit	1,167,360	11.6%	1,543,458	13.0%	(376,098)	(24.4)%	3,562,786	11.0%	3,318,144	7.3%	244,642	7.4%

Selling expenses	184,061	1.8%	314,573	2.6%	(130,512)	(41.5)%	603,184	1.9%	603,680	1.3%	(496)	(0.1)%
General and administrative expenses	530,089	5.3%	411,280	3.5%	118,809	28.9%	1,676,559	5.2%	994,129	2.2%	682,430	68.6%
Total operating expenses	714,150	7.1%	725,853	6.1%	(11,703)	(1.6)%	2,279,743	7.1%	1,597,809	3.5%	681,934	42.7%

Income From Operations	453,210	4.5%	817,605	6.9%	(364,395)	(44.6)%	1,283,043	3.9%	1,720,335	3.8%	(437,292)	(25.4)%

Other Income (Expenses)
Interest expenses, net	(286,197)	(2.9)%	(608,097)	(5.1)%	321,900	(52.9)%	(1,058,111)	(3.3)%	(2,141,206)	(4.7)%	1,083,095	(50.6)%
Other income, net	107	—%	3,276	—%	(3,169)	(96.7)%	4,009	—%	7,522	—%	(3,513)	(46.7)%
Subsidy income from Business Recovery Grant Program	—	—%	1,340,316	11.3%	(1,340,316)	(100.0)%	—	—%	1,340,316	2.9%	(1,340,316)	(100.0)%
Total other expenses, net	(286,090)	(2.9)%	735,495	6.2%	(1,021,585)	(138.9)%	(1,054,102)	(3.3)%	(793,368)	(1.8)%	(260,734)	32.9%

Income before Income Tax Provision	167,120	1.6%	1,553,100	13.1%	(1,385,980)	(89.2)%	228,941	0.6%	926,967	2.0%	(698,026)	(75.3)%

Provision for Income Taxes	44,217	0.4%	333,844	2.8%	(289,627)	(86.8)%	58,226	0.2%	180,603	0.4%	(122,377)	(67.8)%
Net Income	$122,903	1.2%	$1,219,256	10.3%	$(1,096,353)	(89.9)%	$170,715	0.4%	$746,364	1.6%	$(575,649)	(77.1)%

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenue decreased by $1.9 million, or 15.7%, from approximately $11.9 million for the three months ended September 30, 2022 to $10.0 million for the three months ended September 30, 2023. The decrease was primarily due to a lower number of vehicles sold.

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022			Average Selling Price Changes
	No.	Sales Amount	Ave Selling Price	No.	Sales Amount	Ave Selling Price	Amount	%
Bentley	—	$—	$—	1	$261,000	$261,000	$—	—%
Porsche Cayenne	—	—	—	7	670,059	95,723	—	—%
Mercedes G550	—	—		1	206,206	206,206	—	—%
Mercedes GLS 450	42	4,861,346	115,746	43	4,934,107	114,747	1,000	0.9%
MB S500	—	—	—	4	587,018	146,755	—	—%
Land Rover Range Rover	5	745,557	149,111	1	147,271	147,271	1,841	1.3%
Toyota Sequoia	7	710,328	101,475	—	—	—	—	—
LEXUS LX600	25	3,721,015	148,841	33	5,105,953	154,726	(5,885)	(3.8)%
Total	79	$10,038,246	$127,066	90	$11,911,614	$132,351	$(5,285)	(4.0)%

(i)	For the three months ended September 30, 2023, we sold 79 vehicles compared with 90 for the three months ended September 30, 2022, mainly due to a decline in market demand.
(ii)

During the three months ended September 30, 2023, we strategically restructured our product portfolio by discontinuing the sale of select luxury car models, such as the Porsche Cayenne, Mercedes G550, and MB S500. This decision was driven by our objective to better align with market demand, streamline resource allocation toward higher-demand models, and improve our inventory cost management.

(iii)

Our average selling price per vehicle for the three months ended September 30, 2023 and 2022 was $127,066 and $132,351, respectively, representing a decrease of $5,285, or 4.0%, per vehicle. This decrease in the average selling price per vehicle signifies the need for adjusting our pricing strategy and underscores the impact of the portfolio restructuring on our revenue profile.

(iv)

Sales to U.S. market dealers/exporters accounted for 12.4%, or 10 cars, and 1.3%, or one car of our total revenue/vehicles for the three months ended September 30, 2023 and 2022, respectively. Sales to overseas markets, which was mainly the PRC market for the three months ended September 30, 2023 and 2022, accounted for 87.6%, or 69 cars, and 98.7%, or 89 cars, of our total revenue/vehicles, respectively.

	Three Months Ended September 30,
	2023	2022	Amount	%
Revenue:
U.S. domestic market	$1,244,615	$150,935	$1,093,680	724.6%
Overseas market	8,793,631	11,760,679	(2,967,048)	(25.2)%
Total	$10,038,246	$11,911,614	$(1,873,368)	(15.7)%

Our large procurement group enables us to purchase large numbers of vehicles within a short period of time; therefore, many of our U.S.-based peers turn to us for vehicle purchasing. Our work with selected U.S. counterparts generally improves our cash flow without compromising our ability to deliver vehicles to our PRC clients. The implementation of our strategy in 2022 to expand our sales channels and prioritize our long-term customers resulted in an increase in the share of our overseas sales in our revenue mix. During the three months ended September 30, 2022, 98.7% of our total revenue was generated from overseas sales; for the three months ended September 30, 2023, our direct sales to the PRC market accounted for 87.6% of our total revenue.

We expect to incur significant variability in the portion of our revenue from the overseas market compared with the U.S. domestic market. Our strategy remains to maximize the overall profit of each vehicle through efficient allocation of our capital. Therefore, the percentage of sales to our U.S. customers will also fluctuate depending on specific market conditions.

Cost of Revenue

	Three Months Ended September 30,
	2023	2022	Amount	%
Cost of Revenue
Cost of Vehicles	$8,365,730	$9,820,433	$(1,454,703)	(14.8)%
Fulfillment Expenses	505,156	547,723	(42,567)	(7.8)%
Total Cost of Revenue	$8,870,886	$10,368,156	$(1,497,270)	(14.4)%

Our total cost of revenue decreased by $1.5 million, or 14.4%, from $10.4 million for the three months ended September 30, 2022 to $8.9 million for the three months ended September 30, 2023. For the three months ended September 30, 2023 and 2022, our total cost as a percentage of our total revenue was 88.4% and 87.0%, respectively, reflecting the impact of lower number of vehicles sold, changes in the sales mix, and higher fulfillment expenses.

Cost of Vehicles

Total cost of vehicles sold decreased by $1.4 million, or 14.8%, from $9.8 million for the three months ended September 30, 2022 to $8.4 million for the three months ended September 30, 2023. We sold 90 vehicles for the three months ended September 30, 2022, and 79 vehicles for the three months ended September 30, 2023. The average purchase price per vehicle decreased from $109,116 for the three months ended September 30, 2022 to $105,895 for the three months ended September 30, 2023.This increase was primarily driven by the increased MSRP of the vehicles we acquired.

The cost of vehicles sold was approximately 83.3% and 82.4% of revenue for the three months ended September 30, 2023 and 2022, respectively. This change can be attributed to transient fluctuations in vehicle procurement costs. Our average procurement cost per vehicle decreased by only 3.0%, compared with the decrease in our average selling price per vehicle of 4.0%.

Fulfillment Expenses

	Three Months Ended September 30,
	2023	2022	Amount	%
Fulfillment expenses
Payroll and Benefits	$274,183	$309,226	$(35,043)	(11.3)%
Buyer Commission	71,900	68,614	3,286	4.8%
Vehicle Storage and Towing	91,400	132,010	(40,610)	(30.8)%
Vehicle Insurance Expense	32,368	16,608	15,760	94.9%
Consulting Fee	30,519	17,200	13,319	77.4%
Others	4,786	4,065	721	17.7%
Total Fulfillment Expenses	$505,156	$547,723	$(42,567)	(7.8)%

Fulfillment expenses decreased by $42,567, or 7.8%, from $0.5 million for the three months ended September 30, 2022, to $0.5 million for the three months ended September 30, 2023. The decrease was mainly attributable to the cost reductions in payroll and benefits as well as the improved management of vehicle storage and towing costs. The decrease was partially offset by an increase in buyer commissions, vehicle insurance expenses, consulting fees, and other miscellaneous expenses. A noteworthy shift in our procurement strategy involved transporting a majority of the vehicles to the West Coast. While this decision resulted in an increase in procurement costs, it was offset by a decrease in selling expenses. Additionally, the new strategy also streamlines shipping time and expedites receipt of payment through letters of credit, since it takes approximately 14 to 21 days to deliver a purchased vehicle to a customer overseas through the West Coast ports (compared with 40 to 60 days if through the East Coast ones), resulting in significantly shorter payment cycles.

Gross Profit

As a result of the foregoing, our gross profit during the third quarter of 2023 decreased by approximately $0.4 million, or 24.4%, compared with the third quarter of 2022. As of percentage of revenue, the gross margin decreased from 13.0% for the three months ended September 30, 2022, to 11.6% for the three months ended September 30, 2023. The primary reasons for the decrease in gross margin were a slight rise in the cost of vehicles and strategic adjustments in the product portfolio.

Operating Expenses

Selling Expenses

	Three Months Ended September 30,
	2023	2022	Amount	%
Selling Expenses
Payroll and benefits	$57,646	$44,766	$12,880	28.8%
Ocean Freight	113,470	266,160	(152,690)	(57.4)%
Others	12,945	3,647	9,298	255.0%
Total Selling expenses	$184,061	$314,573	$(130,512)	(41.5)%

Selling expenses decreased significantly during the third quarter of 2023 to $0.2 million, from $0.3 million for the third quarter of 2022. This reduction is primarily attributable to our strategic move to enhance the management of our ocean freight expenses through improved third-party partnerships. Selling expenses as a percentage of revenue were 1.8% and 2.6% for the three months ended September 30, 2023 and 2022, respectively.

General and Administrative Expenses

	Three Months Ended September 30,
	2023	2022	Amount	%
General and Administrative Expenses
Payroll and Benefits	$176,932	$78,967	$97,965	124.1%
Rental and Leases	85,369	53,462	31,907	59.7%
Travel & Entertainment	28,813	6,726	22,087	328.4%
Legal & Accounting Fees	112,418	224,129	(111,711)	(49.8)%
Recruiting Fees	2,365	7,249	(4,884)	(67.4)%
Bank charges and fees	13,370	5,145	8,225	159.9%
Others	110,823	35,603	75,220	211.3%
Total General and Administrative Expenses	$530,089	$411,280	$118,809	28.9%

General and administrative expenses increased by $0.1 million, or 28.9%, to $0.5 million for the three months ended September 30, 2023 from $0.4 million for the three months ended September 30, 2022, primarily due to (i) an increase in personnel-related expenses by approximately $100,000, or 124.1%, as a result of the recruitment of additional employees during the third quarter of 2023, (ii) the leasing of an additional office workplace in New York, resulting in increased rental and lease expenses, (iii) an increase in travel expenses, and (iv) an increase in other general and administrative expenses due to higher costs associated with directors and officers insurance. We expect our general and administrative expenses to continue to increase in 2023 due to the increasing expenditures related to legal and other professional services. For the three months ended September 30, 2023 and 2022, our general and administrative expenses as a percentage of revenue were 5.3% and 3.5%, respectively, due to the above-mentioned expense growth.

Other Income (Expenses)

Interest Expenses, net

	For the Three Months Ended September 30,
	2023	2022	Amount	%
Inventory Financing	$—	$222,750	$(222,750)	(100.0)%
Letter of Credit Financing	207,648	379,336	(171,688)	(45.3)%
Dealers Finance Charges	959	1,013	(54)	(5.4)%
Other Loan Interest	7,751	4,998	2,753	55.1%
Line of Credit Interest	63,277	—	63,277	100%
Credit Card Interest	2,750	—	2,750	100%
Interest on Tax	228	—	228	100%
Premium Finance Interest	3,584	—	3,584	100%
Total	$286,197	$608,097	$(321,900)	(52.9)%

Interest expenses decreased by approximately $0.3 million, or 52.9%, to $0.3 million for the three months ended September 30, 2023, from $0.6 million for the three months ended September 30, 2022, primarily due to (i) the absence of inventory financing activities and reduced LC financing activities and (ii) the completion of our IPO in the third quarter of 2023, which marked a significant financial milestone for us and resulted in a substantial capital infusion. This financial event has played a key role in reducing our reliance on external financing and, subsequently, in the reduction of interest expenses.

In order to improve our liquidity and retain more cash to acquire new cars, we may enter into short-term loans from time to time, pledging our inventory as collateral before the vehicles are delivered to our customers. We incur interest expenses on such inventory financing, provided mainly by small lenders, generally at a rate of 1.35% to 1.80% per month. For the three months ended September 30, 2023, the total weighted average balance of funds we obtained through inventory financing was nil, and there were no interest expenses incurred during the period. For the three months ended September 30, 2022, the total weighted average balance of funds we obtained through inventory financing was $5.2 million, the interest expenses incurred were $0.2 million, and the weighted average annual interest rate was 17.0%. As we continue to develop our financial services, which are provided in the form of inventory financing, we intend to minimize our inventory financing obtained from other parties.

We may also finance our operations from time to time through short-term loans using letters of credit, typically received from our international customers in overseas sales of parallel-import vehicles, as collateral. Generally, we borrow approximately 90% or more of the letter of credit amount with a monthly interest rate of approximately 1.5%. As of September 30, 2023, the total weighted average balance of funds we obtained through LC financing decreased to $4.2 million, the interest expenses incurred were $0.2 million for three months ended September 30, 2023, and the weighted average annual interest rate was 19.6%. For the three months ended September 30, 2022, the total weighted average balance of funds we obtained through LC financing was $7.9 million, the interest expenses incurred were $0.4 million, and the weighted average annual interest rate was 19.2%. The period-over-period decrease in total weighted average balance of funds through LC financing and the related interest expenses incurred thereby for the three months ended September 30, 2023 reflected a lower volume of vehicles shipped and greater use of our revolving lines of credit.

As of September 30, 2023, the total weighted average balance of funds we obtained through revolving lines of credit was $1.4 million, the interest expenses incurred were $0.06 million for three months ended September 30, 2023, and the weighted average annual interest rate was 18.0%.

Provision for Income Taxes

Our provision for income tax was $0.04 million and $0.3 million for the three months ended September 30, 2023 and 2022, respectively.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenue

Revenue decreased by $13.0 million, or 28.7%, from approximately $45.5 million for the nine months ended September 30, 2022 to $32.5 million for the nine months ended September 30, 2023. The decrease was primarily due to a reduction in the overall number of vehicles sold and the effect on revenue of the portfolio restructuring. For the nine months ended September 30, 2023, we sold 254 vehicles compared with 386 for the nine months ended September 30, 2022.

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022			Average Selling Price Changes
	No.	Sales Amount	Ave Selling Price	No.	Sales Amount	Ave Selling Price	Amount	%
Bentley	—	$—	$—	2	$537,448	$268,724	$—	—%
BMW X7	5	480,210	96,042	52	4,515,193	86,831	9,211	10.6%
Porsche Cayenne	—	—	—	24	2,200,896	91,704	—	—%
Mercedes G550	—	—	—	8	1,538,944	192,368	—	—%
Mercedes G63	—	—	—	8	1,917,066	239,633	—	—%
Mercedes GLS 450	125	14,033,750	112,270	182	19,117,972	105,044	7,226	6.9%
Mercedes Maybach	12	2,877,516	239,793	—	—	—	—	—%
MB S500	—	—	—	51	6,976,494	136,794	—	—%
RAM Trucks	14	1,698,061	121,290	—	—	—	—	—
Land Rover Range Rover	15	2,359,979	157,332	2	309,309	154,655	2,677	1.7%
Toyota Sequoia	31	3,144,186	101,425	—	—	—	—	—
LEXUS LX570	—	—	—	3	318,503	106,168	—	—
LEXUS LX600	52	7,882,011	151,577	54	8,086,824	149,756	1,821	1.2%
Total	254	$32,475,714	$127,857	386	$45,518,649	$117,924	$9,933	8.4%

(i)	Our average selling price per vehicle for the nine months ended September 30, 2023 and 2022 was $127,857 and $117,924, respectively, representing an increase of $9,933, or 8.4%, per vehicle.
(ii)	For the nine months ended September 30, 2023, the average selling prices for the majority of models increased compared with comparable models for the nine months ended September 30, 2022.
(iii)

Sales to U.S. market dealers/exporters accounted for 25.1%, or 73 cars, and 7.9%, or 26 cars of our total revenue/vehicles for the nine months ended September 30, 2023 and 2022, respectively, and sales to overseas markets, which was mainly the PRC market for the nine months ended September 30, 2023 and 2022, accounted for 74.9%, or 181 cars, and 92.1%, or 360 cars, of our total revenue/vehicles, respectively.

	Nine Months Ended September 30,
	2023	2022	Amount	%
Revenue:
U.S. domestic market	$8,160,395	$3,582,413	$4,577,982	127.8%
Overseas market	24,315,319	41,936,236	(17,620,917)	(42.0)%
Total	$32,475,714	$45,518,649	$(13,042,935)	(28.7)%

By adjusting our sales channels and strategically fostering business partnerships with our clients beginning in 2022, our overseas sales have emerged as the primary driver of our revenue. During the nine months ended September 30, 2022, sales to our overseas market amounted to almost 92.1% of total revenue. Although that percentage decreased to 74.9% during the nine months ended September 30, 2023, we expect our overseas market revenue to remain a significant portion of our total revenue.

Cost of Revenue

	Nine Months Ended September 30,
	2023	2022	Amount	%
Cost of Revenue
Cost of Vehicles	$27,190,224	$40,556,778	$(13,366,554)	(33.0)%
Fulfillment Expenses	1,722,704	1,643,727	78,977	4.8%
Total Cost of Revenue	$28,912,928	$42,200,505	$(13,287,577)	(31.5)%

Our total cost of revenue decreased by $13.3 million, or 31.5%, from $42.2 million for the nine months ended September 30, 2022 to $28.9 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2023 and 2022, our total cost as a percentage of our total revenue was 89.0% and 92.7%, respectively. The change was mainly due to a lower number of vehicles sold, particularly in the first two quarters of the year.

Cost of Vehicles

Total cost of vehicles sold decreased by $13.4 million, or 33.0%, from $40.6 million for the nine months ended September 30, 2022 to $27.2 million for the nine months ended September 30, 2023. We sold 254 vehicles for the nine months ended September 30, 2023, and 386 vehicles for the nine months ended September 30, 2022. The average purchase price per vehicle increased from $105,069 for the nine months ended September 30, 2022 to $107,048 for the nine months ended September 30, 2023. This increase was primarily driven by the increased MSRP of vehicles we acquired.

For the nine months ended September 30, 2023, the cost of vehicles sold accounted for approximately 83.7% of revenue, contrasting with 89.1% during the same period in 2022. This ratio change demonstrates our ability to optimize our cost management and adapt to market dynamics to enhance overall financial performance.

Fulfillment Expenses

	Nine Months Ended September 30,
	2023	2022	Amount	%
Fulfillment expenses
Payroll and Benefits	$955,683	$1,016,288	$(60,605)	(6.0)%
Buyer Commission	266,253	249,748	16,505	6.6%
Vehicle Storage and Towing	318,300	225,793	92,507	41.0%
Vehicle Insurance Expense	90,044	58,933	31,111	52.8%
Consulting Fee	61,049	73,619	(12,570)	(17.1)%
Others	31,375	19,346	12,029	62.2%
Total Fulfillment Expenses	$1,722,704	$1,643,727	$78,977	4.8%

Fulfillment expenses increased by $78,977, or 4.8%, from $1.6 million for the nine months ended September 30, 2022 to $1.7 million for the nine months ended September 30, 2023. The increase was mainly attributable to the increase in vehicle towing expenses and vehicle insurance expenses, partially offset by decreases in payroll and benefits and consulting fees.

Gross Profit

As a result of the foregoing, our gross profit increased by $0.3 million, or 7.4%, from a profit of $3.3 million for the nine months ended September 30, 2022 to $3.6 million for the nine months ended September 30, 2023. As of percentage of revenue, the gross margin increased from 11.0% for the nine months ended September 30, 2022 to 7.3% for the nine months ended September 30, 2023.

Operating Expenses

Selling Expenses

	Nine Months Ended September 30,
	2023	2022	Amount	%
Selling Expenses
Payroll and benefits	$175,321	$133,107	$42,214	31.7%
Ocean Freight	405,182	466,926	(61,744)	(13.2)%
Others	22,681	3,647	19,034	521.9%
Total Selling expenses	$603,184	$603,680	$(496.0)	(0.1)%

Selling expenses remained stable for the nine months ended September 30, 2023 and 2022. The increase in payroll and other selling expenses were offset by the decrease in ocean freight expenses. Selling expenses as a percentage of revenue were 1.9% and 1.3% for the nine months ended September 30, 2023 and 2022, respectively.

General and Administrative Expenses

	Nine Months Ended September 30,
	2023	2022	Amount	%
General and Administrative Expenses
Payroll and Benefits	$506,783	$284,943	$221,840	77.9%
Rental and Leases	215,649	161,115	54,534	33.8%
Travel & Entertainment	49,001	30,125	18,876	62.7%
Legal & Accounting Fees	661,275	378,571	282,704	74.7%
Recruiting Fees	6,809	26,349	(19,540)	(74.2)%
Bank charges and fees	47,233	36,487	10,746	29.5%
Others	189,809	76,539	113,270	148.0%
Total General and Administrative Expenses	$1,676,559	$994,129	$682,430	68.6%

General and administrative expenses increased by $0.7 million, or 68.6%, to $1.7 million for the nine months ended September 30, 2023 from $1.0 million for the nine months ended September 30, 2022. The increase was primarily driven by increased payroll expenses, legal and accounting fees, and other general and administrative expenses due to costs associated with directors and officers insurance. For the nine months ended September 30, 2023 and 2022, our general and administrative expenses as a percentage of revenue were 5.2% and 2.2%, respectively, due to the above-mentioned expense growth.

Other Income (Expenses)

Interest Expenses, net

	For the Nine Months Ended September 30,
	2023	2022	Amount	%
Inventory Financing	$112,769	$768,055	$(655,286)	(85.3)%
Letter of Credit Financing	789,104	1,356,135	(567,031)	(41.8)%
Dealers Finance Charges	3,975	1,122	2,853	254.2%
Other Loan Interest Expenses	23,545	12,652	10,893	86.1%
Line of Credit	120,675	—	120,675	—%
Credit Card Interest	4,459	3,242	1,217	37.5%
Premium Finance Interest	3,584	—	3,584	—%
Total	$1,058,111	$2,141,206	$(1,083,095)	(50.6)%

Interest expenses decreased by approximately $1.0 million, or 50.6%, to $1.1 million for the nine months ended September 30, 2023 from $2.1 million for the nine months ended September 30, 2022, primarily due to lower inventory financing and LC financing activities.

Liquidity and Capital Resources

Cash Flows and Working Capital

We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. We have relied primarily upon cash provided by operations and financing activities, including as necessary third-party loans and financial support from our founders.

As reflected in the accompanying unaudited condensed consolidated financial statements, we reported net income of $0.2 million for the nine months ended September 30, 2023. We also reported cash provided by operating activities of $2.9 million for the nine months ended September 30, 2023, a positive working capital of $7.5 million and total stockholders’ equity of $7.0 million.

In August 2023, we completed our IPO of 1.25 million shares of Class A common stock and raised net proceeds of approximately $3.7 million after expenses. We commenced using our revolving lines of credit during the second quarter of 2023, which has reduced our borrowings under our inventory and LC financing and reduce our interest expenses.

We entered into a series of loan agreements with third-party companies for working capital purposes during the nine months ended September 30, 2023. Pursuant to these agreements, loan payables from LC financing were collateralized by letters of credit from overseas sales of parallel-import vehicles. The accounts receivable in connection with letters of credit with book values of $3,229,854 and $7,502,291 were pledged as collateral to guarantee our borrowings from these third-party companies as of September 30, 2023 and December 31, 2022, respectively.

In October 2022, we entered into agreements with two third-party companies that have been providing financial support to us since 2021. Pursuant to the agreements, we can borrow under revolving lines of credit of up to $10.0 million and $5.0 million, respectively, from these two third-party companies for a total of $15.0 million for a period of 12 months at a fixed interest rate of 1.5% per month. In December 2022, we amended the Revolving Line of Credit Agreements to extend the maturity dates to April 2024.

In June 2022, we sold 1,666,000 shares of Class A common stock at a purchase price of $1.80 per share. The gross proceeds were approximately $3.0 million, before deducting the offering expenses of approximately $0.3 million. The net proceeds were approximately $2.7 million, of which approximately $0.6 million was received in September 2022, $0.5 million in November 2022, $0.1 million in December 2022, $0.7 million in March 2023, and $0.5 million in July 2023, for a total receipt of approximately $2.4 million. The balance of $0.6 million is expected to be paid within six months after our IPO.

In March 2022, we entered into an amended agreement with the SBA to borrow an additional $350,000 for 30 years as working capital to alleviate economic injury caused by the COVID-19 pandemic. In aggregate, our SBA borrowings amounted to $500,000 with a maturity date of May 23, 2050. The amended loan bears a fixed interest rate of 3.75% per annum. Beginning from March 2022, 24 months from the date of the original loan agreement, we are required to make a new monthly installment payment of $2,485 within the remaining term of the loan, with the last installment to be paid in May 2050.

In assessing our liquidity, we monitor and analyze our cash on-hand, our ability to generate sufficient revenue, the collection of our accounts receivable, our ability to obtain additional financial support in the future, and our operating and capital expenditure commitments. We reported cash of $0.7 million as of September 30, 2023. As of September 30, 2023, we recorded a total of approximately $4.2 million loans payable, including approximately $3.0 loans payable from LC financing and $0.9 million loans payable from revolving line of credit. We expect that we will be able to continue borrowing under our existing credit facilities based on past experience, our good credit history, and well-established relationship with the lenders. We have also from time to time in the past several years been supported with loans from our principal stockholder, and we believe such support would be available in the future, if needed

The completion of the IPO in the third quarter of 2023 provided us with a substantial influx of capital. With improved access to funds as a result of being a public company, we now have the increased financial flexibility to operate without the current need for external financing and can manage our operations with a more comfortable cash flow position.

We are working to further improve our liquidity and capital sources primarily by generating cash from operations, debt financing, and, if needed, financial support from our principal stockholder. In order to fully implement our business plan and sustain continued growth, we may also seek additional equity financing from outside investors. Based on the current operating plan, management believes that the above-mentioned measures collectively will provide sufficient liquidity to meet our future liquidity and capital requirements for at least 12 months from the issuance date of the consolidated financial statements.

Cash Flows for the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months ended September 30,
	2023	2022
Net cash provided by operating activities	$2,871,734	$2,503,554
Net cash (used in) provided by financing activities	(2,225,246)	(2,346,634)
Net increase in cash	$646,488	$156,920

Operating Activities

Net cash provided by operating activities was $2.9 million for the nine months ended September 30, 2023. This was primarily attributable to net earnings of $0.2 million, a collection of $1.5 million in accounts receivable, a $0.6 million decrease in inventory, $0.3 million decrease in other receivables, and other less significant factors.

Net cash provided by operating activities of $2.5 million for the nine months ended September 30, 2022 was due to net earnings of $0.7 million, adjusted primarily by a $6.6 million increase in accounts receivable, a $11.5 million decrease in inventory, a $0.4 million decrease in other receivable, a $1.7 million decrease in prepaid expenses, and a $1.8 million decrease in deferred revenue, as well as other less significant factors.

Financing Activities

Net cash used in financing activities of $2.2 million for the nine months ended September 30, 2023, consisted of (i) net repayments of LC financing of $20.7 million; (ii) net repayments of inventory financing of $4.2 million; (iii) net repayments of revolving lines of credit of $2.4 million; (iv) repayments of dealers financing of $0.4 million; partially offset by (v) proceeds from LC financing of $16.7 million; (vi) proceeds from revolving lines of credit of $3.2 million; (vi) proceeds from dealers financing of $0.4 million; (vii) proceeds from premium finance of $0.2 million; (viii) a reduction in subscriptions receivable of $1.2 million; and (ix) net proceeds from our IPO of $3.7 million.

Net cash used in financing activities of $2.3 million for the nine months ended September 30, 2022, consisted of (i) net repayment of LC financing of $27.9 million; (ii) net repayment of inventory financing of $20.9 million; (iii) repayment to a founder of $1.1 million; and (iv) repayment of dealers financing of $0.1 million; partially offset by (v) net proceeds from LC financing of $26.9 million, (vi) net proceeds from inventory financing of $19.3 million; (vii)issuance of common stock of $0.6 million; (viii) proceeds from dealers financing of $0.2 million; (ix) net financing support from long-term borrowing of $0.4 million; and (x) financial support of $0.3 million from a founder.

Contractual Obligations

The following table sets forth our contractual obligations as of September 30, 2023:

		Less than 1	1 to 5	Above 5
	Total	Year	years	years
Lease commitment	$267,008	$66,003	$201,005	$—
Long-term borrowings	685,580	32,477	147,493	505,610
Total	$952,588	$98,480	$348,498	$505,610

Except for those disclosed above, we did not have any significant capital or other commitments, long-term obligations, or guarantees outstanding as of September 30, 2023.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our CEO and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2023 and determined that the disclosure controls and procedures were not effective at a reasonable assurance level as of that date.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following “Use of Proceeds” information relates to the registration statement on Form S-1, as amended (File Number 333-271185) for our IPO, which was declared effective by the SEC on July 31, 2023. In August 2023, we completed our IPO, in which we issued and sold an aggregate of 1,250,000 shares of Class A common stock, at a price of $4.00 per share for $5,000,000. Maxim Group LLC was the representative of the underwriters of our IPO.

We incurred approximately $870,000 in expenses in connection with our IPO, which included approximately $350,000 in underwriting discounts, approximately $100,000 in expenses paid to or for underwriters, and approximately $320,000 in other expenses. None of the transaction expenses included payments to directors or officers of our Company or their associates, persons owning more than 10% or more of our equity securities or our affiliates. None of the net proceeds we received from the IPO were paid, directly or indirectly, to any of our directors or officers or their associates, persons owning 10% or more of our equity securities or our affiliates.

The net proceeds raised from the IPO were $4,230,000 after deducting underwriting discounts and the offering expenses payable by us. As of the date of this quarterly report, we have used approximately $3,530,000 for working capital and other general corporate purposes in support of our current business. We intend to use the remaining proceeds from our IPO in the manner disclosed in our registration statement on Form S-1, as amended (File Number 333-271185).

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

Date: November 9, 2023

Cheetah Net Supply Chain Service Inc.

By:	/s/ Huan Liu
Huan Liu
Chief Executive Officer, Director, and Chairman of the Board of Directors