Form 10-Q
period 2024-03-31
CHEETAH NET SUPPLY CHAIN SERVICE INC.
filed 2024-05-13
CIK 1951667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

(704) 826-7280

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

As of May 10, 2024, there were 10,938,329 shares of Class A common stock, par value $0.0001 per share, outstanding.

Cheetah Net Supply Chain Service Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2024

i

CHEETAH NET SUPPLY CHAIN SERVICE INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash	$903,204	$432,998
Accounts receivable	4,935,009	6,494,695
Loans receivable	500,000	672,500
Inventory	200,296	1,515,270
Other receivables	942,165	410,920
Prepaid expenses and other current assets	355,517	294,154
TOTAL CURRENT ASSETS	7,836,191	9,820,537

OTHER NONCURRENT ASSETS:
Property, net	58,624	—
Operating lease right-of-use assets	797,888	190,823
Deferred tax assets	284,646	47,905
Intangibles, net	507,286	—
Goodwill	447,984	—
TOTAL ASSETS	$9,932,619	$10,059,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$54,131	$40,430
Current portion of long-term debt	33,301	32,887
Loans payable from letter of credit financing	—	1,004,565
Loans payable from line of credit	688,711	688,711
Loans payable from premium finance	74,908	148,621
Due to a related party	—	13,423
Operating lease liabilities, current	148,916	39,703
Accrued liabilities and other current liabilities	544,298	390,451
TOTAL CURRENT LIABILITIES	1,544,265	2,358,791
NONCURRENT LIABILITIES:
Long-term debt, net of current portion	636,243	644,725
Operating lease liabilities, net of current portion	634,538	151,121
TOTAL LIABILITIES	2,815,046	3,154,637

COMMITMENTS AND CONTINGENCIES (Note 17)	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized; 19,188,329 and 17,916,000 shares issued and outstanding, including:
Class A common stock, $0.0001 par value, 91,750,000 shares authorized, 10,938,329 and 9,666,000 shares issued and outstanding	1,094	967
Class B common stock, $0.0001 par value, 8,250,000 shares authorized, 8,250,000 shares issued and outstanding	825	825
Additional paid-in capital	7,816,343	6,994,595
Subscription receivable	(600,000)	(600,000)
Retained earnings (Accumulated deficit)	(100,689)	508,241
TOTAL STOCKHOLDERS’ EQUITY	7,117,573	6,904,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,932,619	$10,059,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2024	2023
REVENUES
Parallel-import Vehicle	$1,430,951	$10,214,442
Logistics and Warehousing	76,834	—
Total Revenues	1,507,785	10,214,442

COST OF REVENUES
Cost of vehicles	1,314,973	8,504,503
Fulfillment expenses	125,261	566,882
Ocean freight service cost	42,500	—
Total cost of revenues	1,482,734	9,071,385

GROSS PROFIT	25,051	1,143,057

OPERATING EXPENSES
Selling expenses	78,840	277,783
General and administrative expenses	767,642	581,070
Total operating expenses	846,482	858,853

INCOME (LOSS) FROM OPERATIONS	(821,431)	284,204

OTHER INCOME (EXPENSE)
Interest expenses, net	(62,765)	(437,059)
Other income, net	29,552	1,934
Total other expense, net	(33,213)	(435,125)

LOSS BEFORE PROVISION FOR INCOME TAXES	(854,644)	(150,921)

Income tax benefit	(245,714)	(42,988)

NET LOSS	$(608,930)	$(107,933)

Loss per share - basic and diluted	$(0.03)	$(0.01)
Weighted average shares - basic and diluted	18,740,917	16,666,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Class A		Class B		Additional		Retained Earnings	Total
	Common		Common		paid-in	Subscription	(Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Deficit)	Equity
Balance, December 31, 2023	9,666,000	$967	8,250,000	$825	$6,994,595	(600,000)	$508,241	$6,904,628

Termination of equity-classified warrant	—	—	—	—	(78,125)	—	—	(78,125)
Issuance of common stock for acquisition	1,272,329	127	—	—	899,873	—	—	900,000
Net loss for the period	—	—	—	—	—	—	(608,930)	(608,930)

Balance, March 31, 2024	10,938,329	$1,094	8,250,000	$825	$7,816,343	(600,000)	$(100,689)	$7,117,573

	Common Stock
	Class A		Class B		Additional			Total
	Common		Common		paid-in	Subscription	Retained	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Earnings	Equity
Balance, December 31, 2022	8,416,000	$842	8,250,000	$825	$3,269,317	$(1,800,000)	$374,371	$1,845,355

Stock issuance	—	—	—	—	—	700,000	—	700,000
Net loss for the period	—	—	—	—	—	—	(107,933)	(107,933)

Balance, March 31, 2023	8,416,000	$842	8,250,000	$825	$3,269,317	$(1,100,000)	$266,438	$2,437,422

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net Loss	$(608,930)	$(107,933)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of operating lease right-of-use assets	38,560	46,865
Depreciation	2,171	—
Amortization of Intangible Assets	8,714	—
Deferred tax provision	(247,343)	(56,409)
Changes in operating assets and liabilities:
Accounts receivable	1,607,041	4,321,099
Inventory	1,314,973	(1,676,792)
Other receivables	(488,560)	(161,901)
Prepaid expenses and other current assets	(34,362)	213,661
Deferred revenue	—	1,554,030
Other payables and other current liabilities	111,928	23,456
Operating lease liabilities	(8,475)	(49,365)
Net cash provided by operating activities	1,695,717	4,106,711

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(220,117)	—
Loans made to third parties	172,500	—
Net cash used in investing activities	(47,617)	—

Cash flows from financing activities:
Cash paid for warrant termination	(78,125)	—
Proceeds from issuance of common stock under private placement transaction	—	700,000
Repayments of inventory financing	—	(3,229,800)
Proceeds from letter of credit financing	25,971	6,491,954
Repayments of letter of credit financing	(1,030,536)	(8,016,326)
Repayments of loans from dealers finance	—	(41,747)
Repayments of premium finance	(73,713)	—
Repayments of long-term borrowings	(8,068)	(8,503)
Repayments made to a related party	(13,423)	—
Net cash used in financing activities	(1,177,894)	(4,104,422)

Net increase in cash	470,206	2,289
Cash, beginning of period	432,998	58,381
Cash, end of period	$903,204	$60,670

Supplemental cash flow information
Cash paid for interest	$7,552	$130,136

Noncash Financing and investing activities:
Fair value of common stock issued for acquisition	$900,000	$—

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

CHEETAH NET SUPPLY CHAIN SERVICE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Cheetah Net Supply Chain Service Inc. (“Cheetah Net” or the “Company”), formerly known as Yuan Qiu Business Group LLC, was established under the laws of the State of North Carolina on August 9, 2016 as a limited liability company (“LLC”). On March 1, 2022, the Company filed articles of incorporation including articles of conversion with the Secretary of State of the State of North Carolina to convert from an LLC to a corporation, and changed its name to Cheetah Net Supply Chain Service Inc. The Company holds 100% of the equity interests in the following entities:

●	(i) Allen-Boy International LLC (“Allen-Boy”), an LLC organized on August 31, 2016 under the laws of the State of Delaware, which was acquired by Cheetah Net from Yingchang Yuan, the previous owner of Allen-Boy who beneficially owns 1,200,000 shares of Class A common stock of Cheetah Net, for a total consideration of $100 on January 1, 2017. Allen-Boy did not have any business activities until acquired by Cheetah Net;
●	(ii) Canaan International LLC (“Fairview”), an LLC organized on December 5, 2018 under the laws of the State of North Carolina, known as Fairview International Business Group, LLC before changing its name by filing articles of amendment on July 21, 2020, which was acquired by Cheetah Net from Yiming Wang, the previous owner of Fairview, for a total consideration of $100 on January 1, 2019. Fairview did not have any business activities until acquired by Cheetah Net;
●	(iii) Pacific Consulting LLC (“Pacific”), an LLC organized on January 17, 2019 under the laws of the State of New York, which was acquired by Cheetah Net from Yingchang Yuan, the previous owner of Pacific who beneficially owns 1,200,000 shares of Class A common stock of Cheetah Net, for a total consideration of $100 on February 15, 2019. Pacific did not have any business activities until acquired by Cheetah Net;
●	(iv) Canaan Limousine LLC (“Limousine”), an LLC organized on February 10, 2021 under the laws of the State of South Carolina, which was acquired by Cheetah Net from Yingchang Yuan, the previous owner of Limousine who beneficially owns 1,200,000 shares of Class A common stock of Cheetah Net, for a total consideration of $100 on February 19, 2021. Limousine did not have any business activities until acquired by Cheetah Net;
●	(v) Entour Solutions LLC (“Entour”), an LLC organized on April 8, 2021 under the laws of the State of New York, which was acquired by Cheetah Net from Daihan Ding, the previous owner of Entour, for a total consideration of $100 on April 9, 2021. Entour did not have any business activities until acquired by Cheetah Net;
●	(vi) Cheetah Net Logistics LLC (“Logistics”), an LLC organized on October 12, 2022 under the laws of the State of New York, whose previous sole member and owner, Hanzhang Li, the previous owner of Logistics, and a current employee of Cheetah Net, for a total consideration of $100, assigned all his membership interests in Logistics to Cheetah Net on October 19, 2022; and
●	(vii) Edward Transit Express Group Inc. (“Edward”), a corporation incorporated on July 14, 2010 under the laws of the State of California, whose previous sole shareholder and owner, Juguang Zhang, transferred all his right, title, and interest in and to all of the issued and outstanding shares of Edward to Cheetah Net for a total consideration of $1,500,000 in cash and Cheetah Net’s Class A common stock through a stock purchase agreement dated January 24, 2024, as amended. Currently, Edward is engaged in ocean and air transportation services.

The Company and its wholly owned subsidiaries are engaged in two sectors: the parallel-import vehicle dealership business and comprehensive logistics and warehousing business.

The parallel-import vehicle

In the People’s Republic of China (the “PRC”), parallel-import vehicles refer to vehicles purchased by dealers directly from overseas markets and imported for sale through channels other than brand manufacturers’ official distribution systems. The Company purchases automobiles from the U.S. market through its large team of professional purchasing agents and resells the automobiles to parallel-import vehicle dealers in the U.S. and the PRC.

Logistics and Warehousing

The Company’s subsidiary, Edward, operates as a licensed Non-Vessel Operating Common Carrier. It manages freight forwarding, including shipment consolidation and carrier selection, aimed at optimizing shipping operations. Edward also provides warehousing services encompassing fulfillment, storage, and inventory management, crucial for supporting both the Company’s operations and its clients’ logistics needs.

Details of the subsidiaries of the Company as of March 31, 2024 are set out below:

Name of Entity	Date of Incorporation	State of Incorporation	% of Ownership	Principal Activities
Cheetah Net	August 9, 2016	North Carolina	Parent, 100%	Parallel-import vehicle dealership business
Subsidiaries of the parent:
Allen-Boy	August 31, 2016	Delaware	100%	Parallel-import vehicle dealership business

Fairview	December 5, 2018	North Carolina	100%	Parallel-import vehicle dealership business

Pacific	January 17, 2019	New York	100%	Parallel-import vehicle dealership business

Limousine	February 10, 2021	South Carolina	100%	Parallel-import vehicle dealership business

Entour	April 8, 2021	New York	100%	Parallel-import vehicle dealership business

Logistics	October 12, 2022	New York	100%	Parallel-import vehicle dealership business

Edward	July 14, 2010	California	100%	Logistics and warehousing business

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and noted thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K (File No. 001-41761), filed with the SEC on March 18, 2024 (the “Annual Report”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the unaudited condensed consolidated financial statements not misleading have been included. Operating results for the interim period ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All inter-company balances and transactions are eliminated upon consolidation.

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

Accounts receivable

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the original amount less an allowance for doubtful accounts. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company usually determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivable balances, with a corresponding charge recorded in the unaudited condensed consolidated statements of operations. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is remote. In circumstances in which the Company receives payments for accounts receivable that have previously been written off, the Company reverses the allowance and bad debt expenses. As of March 31, 2024 and December 31, 2023, there was no allowance for doubtful accounts recorded as the Company considers all of the outstanding accounts receivable fully collectible.

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

Inventory

Inventory consists of new vehicles held for sale and are stated at the lower of cost or net realizable value using the specific identification method. The value of inventory mainly includes the cost of auto vehicles purchased from U.S. automobile dealers, non-refundable sales tax, and dealership service fees. The Company reviews its inventory periodically if any reserves are necessary for potential shrinkage. The Company recorded no inventory reserve as of March 31, 2024 and December 31, 2023.

Property

Depreciation on property, plant, and equipment is recognized on a straight-line basis, based on the respective estimated useful life of the assets.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, loans receivable, loans payable, deferred revenue, and other payables and other current liabilities, approximated the fair value of the respective assets and liabilities as of March 31, 2024 and December 31, 2023 based upon the short-term nature of the assets and liabilities.

The Company believes that the carrying amount of long-term loans approximated fair value as of March 31, 2024 and December 31, 2023 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The ROU asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All ROU assets are reviewed for impairment annually. There was no impairment for ROU lease assets as of March 31, 2024 and December 31, 2023.

Goodwill and Intangible Assets

The Company records goodwill as the excess of the consideration transferred over the fair value of net assets acquired in business combinations. Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below. The Company has one reporting unit. The Company measures goodwill impairment, if any, as the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill.

The review of goodwill impairment consists of either using a qualitative approach to determine whether it is more likely than not that the fair value of the assets is less than their respective carrying values or a one-step quantitative impairment test. In performing the qualitative assessment, the Company considers many factors in evaluating whether the carrying value of goodwill may not be recoverable, including declines in the Company’s stock price and market capitalization of the Company and macroeconomic conditions. If, based on the results of the qualitative assessment, it is concluded that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed. The quantitative test requires that the carrying value of each reporting unit be compared with its estimated fair value. If the carrying value of a reporting unit is greater than its fair value, a goodwill impairment charge will be recorded for the difference (up to the carrying value of goodwill). The Company uses the income approach and/or a market-based approach to determine the reporting units’ fair values, which are based on discounted cash flows. The determination of discounted cash flows of the reporting units and assets and liabilities within the reporting units requires significant estimates and assumptions. Due to the inherent uncertainty involved in making these estimates, actual results could differ from those estimates.

The Company’s intangible assets consist of developed technology, customer relationships, and trade name, which are amortized on a straight-line basis or over their respective useful life using patterns that reflect the economic benefits of the assets are expected to be realized. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Impairment of Long-lived assets

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the asset group to the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset group. If the assets are impaired, an impairment loss is measured as the amount by which the carrying amount of the asset group exceeds the fair value of the asset. The Company estimates fair value using the expected future cash flows discounted at a rate consistent with the risks associated with the recovery of the asset.

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

The Company operates in two business segments: parallel-import vehicle dealership and logistics and warehousing services. Revenue from the parallel-import vehicle dealership business is generated from the sales of parallel-import vehicles to both domestic and overseas parallel-import car dealers. It purchases automobiles from the U.S. market through its large team of professional purchasing agents, and mainly resells them to parallel-import car dealers in the U.S. and the PRC. In accordance with ASC 606, the Company recognizes revenue at the point in time when the performance obligation has been satisfied and control of the vehicles has been transferred to the dealers. For sales to U.S. domestic parallel-import car dealers, revenue is recognized when a vehicle is delivered, and its title has been transferred to the dealers. For overseas sales, the Company sells vehicles under Cost and Freight (“CFR”) shipping point terms, and revenue is recognized when a vehicle is loaded on a cargo ship and its title has been transferred to the dealers. The Company accounts for the revenue generated from sales of vehicles on a gross basis as the Company is acting as a principal in these transactions, is subject to inventory risk, has latitude in establishing prices, and is responsible for fulfilling the promise to provide customers the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. All of the Company’s contracts have one single performance obligation as the promise is to transfer the individual vehicle to parallel-import vehicle dealers, and there is no separately identifiable other promise in the contracts. The Company’s vehicles are sold with no right of return and the Company does not provide other credits or sales incentives to parallel-import car dealers. Historically, no customer returns have occurred. Therefore, the Company did not provide any sales return allowances for the three months ended March 31, 2024 and 2023.

In the logistics and warehousing services segment, revenue from freight forwarding services, both export and import, is recognized when the services are provided, based on the relative transit time. The Company’s role as the principal in these services involves managing the entire shipping process from origin to destination, allowing revenue recognition on a gross basis throughout the transit period. For warehousing services, revenue is primarily derived from storage fees, which are recognized based on the actual number of days the goods are stored in the warehouse while awaiting further transportation. Across all operations, the Company maintains a principal position, controlling the goods and services, bearing inventory and pricing risks, and fulfilling performance obligations directly. Each contract is typically structured with a single performance obligation without allowances for returns or sales incentives, ensuring straightforward revenue recognition with no provisions for sales return allowances based on historical experiences of no returns.

Contract balances and remaining performance obligations

The Company did not have any contract assets or liabilities as of March 31, 2024 and December 31, 2023.

Disaggregation of Revenue

The Company disaggregates its revenue by type and geographic areas, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenue for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenue from Parallel-Import Vehicles
U.S. domestic market	$—	$1,658,235
Overseas market	1,430,951	8,556,207
Revenue from Logistics and Warehousing
U.S. domestic market	49,479	—
Overseas market	27,355	—
Total revenue	$1,507,785	$10,214,442

Geographic information

The summary of the Company’s total revenue by geographic area for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended
	March 31,
	2024	2023
	(Unaudited)	(Unaudited)
U.S. domestic market	$49,479	$1,658,235
Overseas market	1,485,306	8,556,207
Total revenue	$1,507,785	$10,214,442

Cost of revenues

Parallel-import Vehicle Segment

Cost of parallel import vehicle revenue mainly includes the cost of vehicles purchased from U.S. automobile dealers, non-refundable sales tax, dealership service fees, and other expenses. It also includes fulfillment expenses, which consist primarily of (i) vehicle warehousing and towing fees, (ii) vehicle insurance expenses, (iii) commissions paid to purchasing agents incurred in vehicle pick-up and the vehicle title transfer process, (iv) broker consulting fees incurred to acquire new vehicles, and (v) purchase department labor costs.

Logistics and Warehousing Segment

Cost of logistics and warehousing service revenue mainly includes the cost of freight and fulfillment expenses.

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

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records interest and penalties related to an uncertain tax position, is and when required, as part of income tax expenses in the unaudited condensed consolidated statements of operations. The Company does not believe that there were any uncertain tax positions as of March 31, 2024 and December 31, 2023.

The Company and its U.S. operating subsidiaries are subject to the U.S. tax laws. The Company elected to file income taxes as a corporation instead of an LLC for the tax years ended December 31, 2020 through December 31, 2021. As of March 31, 2024, the Company’s consolidated income tax returns for the tax years ended December 31, 2020 through December 31, 2023 remained open for statutory examination by U.S. tax authorities.

Earnings (Loss) per share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended March 31, 2024 and 2023, there were no dilutive shares outstanding.

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

Shipping and handling costs

Shipping and handling costs, which are associated with shipping and delivery of vehicles to automobile dealers, are expensed as incurred and are included in selling expenses in the unaudited condensed consolidated statements of operations. Total shipping and handling expenses were $20,610 and $213,460 for the three months ended March 31, 2024 and 2023, respectively.

Segment reporting

The Company uses the management approach in determining reportable operating segments. The management approach considers the internal reporting used by the Company’s chief operating decision maker for making operating decisions about the allocation of resources of the segment and the assessment of its performance in determining the Company’s reportable operating segments. Management has determined that the Company has two operating segments—the parallel-import vehicle segment and the logistics and warehousing segment.

NOTE 3 — ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31,	December 31,
	2024	2023
Accounts receivable
Parallel-import Vehicles	$4,899,545	$6,494,695
Logistics and Warehousing	35,464	—
Less: allowance for doubtful accounts	—	—
Total accounts receivable	$4,935,009	$6,494,695

The Company’s accounts receivable primarily include balances generated from (i) selling parallel-import vehicles to both domestic and overseas parallel-import car dealers and (ii) providing logistics and warehousing services to both domestic and overseas customers, which have not been collected as of the balance sheet dates.

Parallel-import Vehicle Segment

The Company identified four accounts with deferred payments overdue for over 150 days, totaling approximately $3.2 million of the $4.1 million total deferred payment balances as of March 31, 2024, which were backed by third-party guarantees. During the first quarter of 2024, the Company successfully collected approximately $1.8 million of the December 31, 2023, overdue balance. After a thorough assessment, these accounts were classified as fully collectible despite the delay. As of March 31, 2024, the following table summarizes the Company’s accounts receivable aging:

March 31,
2024
Accounts receivable aging:
Less than 150 days	$813,799
151-180 days	459,598
181-210 days	600,311
Over 210 days	3,025,837
Less: allowance for doubtful accounts	—
Total accounts receivable	$4,899,545

The accounts receivable transactions in connection with letters of credit with book value of $1,084,775 were pledged as collateral to guarantee the Company’s borrowings from two third-party lending companies as of December 31, 2023 (see Note 9). There were none pledged as collateral as of March 31, 2024.

Logistics and Warehousing Segment

All accounts receivable were aged 90 days or less.

NOTE 4 — INVENTORIES

Inventories consist of new vehicles and are stated at the lower of cost or net realizable value using the specific identification method. No inventory reserve was recorded as of March 31, 2024 and December 31, 2023.

NOTE 5 — OTHER RECEIVABLES

Other receivables consisted of the following:

	March 31, 2024	December 31, 2023
	(Unaudited)
Parallel-import Vehicles:
Vehicle Deposit(1)	$116,300	$162,159
Rent Deposit	22,095	22,095
Sales Tax Refundable(2)	82,928	217,892
Interest Receivable	22,333	5,423
Others(3)	673,424	3,351
Logistics and Warehousing
Custom Duties Receivable (4)	9,419	—
Others	15,666	—
Subtotal	942,165	410,920
Less: Allowance for doubtful accounts	—	—
Total Other Receivables	$942,165	$410,920
(1)	Vehicle deposits represent security deposits paid to U.S. automobile dealers to reserve vehicles.
(2)	Sales tax refundable represents vehicle sales tax exempted in some states and to be refunded by the tax authorities.
(3)	Includes $672,984 in accounts receivable collected through a third party on behalf of the Company.
(4)	Custom Duties receivable represent fees paid to U.S. customs on behalf of customers.

NOTE 6- PROPERTY, NET

Property consisted of the following:

	Estimated Useful Life
	in Years	March 31, 2024	December 31, 2023
Leasehold improvements	3-6	$60,795	—
Total property		60,795	—
Less accumulated depreciation		(2,171)	—
Property, net		$58,624	$—

NOTE 7 — LEASES

The Company leases office spaces from various third parties under non-cancelable operating leases, with terms ranging from 12 to 55 months. The Company considers the renewal or termination options that are reasonably certain to be exercised in the determination of the lease term and initial measurement of ROU assets and lease liabilities. Lease expenses are recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

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

The Company’s subsidiary, Edward, entered into a Second Amendment to Lease Agreement with its landlord on May 22, 2023, which amended a previous lease agreement and the first amendment between the parties, whereby Edward leases a warehouse from the landlord with an initial lease term from June 1, 2013 to July 31, 2018. The lease term was extended to July 31, 2023 by the first amendment. The second amendment further extended the lease to August 31, 2028. The table below presents the operating lease related assets and liabilities recorded on the balance sheets.

	March 31, 2024	December 31, 2023
Right-of-use assets	$797,888	$190,823

Operating lease liabilities – current	$148,916	$39,703
Operating lease liabilities – non-current	634,538	151,121
Total operating lease liabilities	$783,454	$190,824

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	4.08	3.17
Weighted average discount rate *	14.5%	17.8%

*The Company used weighted average incremental borrowing rate of 14.5% per annum for its lease contracts based on the Company’s current borrowings from various financial institutions.

During the three months ended March 31, 2024 and 2023, the Company incurred total operating lease expenses of $86,205 and $55,605, respectively.

As of March 31, 2024, future maturities of lease liabilities are as follows:

Fiscal Years	Amount
2024 (excluding the three months ended March 31, 2024)	$183,952
2025	253,349
2026	262,664
2027	199,776
Thereafter	126,976
Total lease payments	1,026,717
Less: imputed interest	(243,263)
Present value of lease liabilities	$783,454

NOTE 8 — ACQUISITION

On January 24, 2024, Cheetah Net entered into a Stock Purchase Agreement to acquire 100% of Edward. The transaction closed on February 2, 2024. The gross purchase price was $1.5 million. Consideration transferred consisted of $0.3 million of cash and the issuance of 1,272,329 shares of Cheetah Net’s Class A common stock with a fair value of $1.2 million. In accordance with ASC 805, Business Combinations (“ASC 805”), it was determined that the fair value of the stock consideration was $9 million at the time of the transaction, reflecting a comprehensive evaluation of the stock’s market conditions and liquidity impacted by lock-up period restrictions.

The purchase price was on a preliminary basis as of February 2, 2024. Assets acquired and liabilities assumed were recorded at estimated fair values based on management’s estimates, available information, and supportable assumptions that management considered reasonable. Certain estimated values for the acquisition, including goodwill and deferred taxes, are not yet finalized, and the preliminary purchase price allocations are subject to change as the Company completes its analysis. The final valuation of assets acquired and liabilities assumed may be different from the estimated values shown below.

Acquired assets acquired and (liabilities) assumed:
Cash	$79,883
Accounts Receivable	47,354
Other Current Assets	42,685
Right-of-use Lease Asset	645,625
Fixed Assets	60,795
Developed Technology	120,000
Customer Relationships	360,000
Trade Names	36,000
Goodwill	437,382
Other Noncurrent Assets	27,000
Accounts Payable	(34,686)
Accrued Expenses Payable	(20,933)
Operating Lease Liability, Current	(94,548)
Operating Lease Liability, Long Term	(506,557)
Total Purchase Consideration	$1,200,000

The fair value of the accounts receivable, other assets, and liabilities assumed approximates their gross contractual amounts. The fair value of the fixed assets approximates its net carrying value as of the acquisition date. The fair values of intangible assets, including developed technology, customer relationships, and trade names were determined using assumptions that are representative of those a market participant would use in estimating fair value.

NOTE 9 — LETTER OF CREDIT FINANCING (“LC FINANCING”)

The Company entered into a series of loan agreements with three third-party companies for working capital funding purposes during the three months ended March 31, 2024 and 2023. Pursuant to the agreements, loans payable from LC financing were collateralized by letters of credit from overseas sales of parallel-import vehicles. Interest expense is calculated based on the actual number of days the loan was outstanding and payable upon settlement, and the Company is charged an interest rate of 18.0% per annum.

The LC financing amounted to $1,004,565 as of December 31, 2023. There was no balance as of March 31, 2024. The interest expense for LC financing was $23,123 and $330,424 for the three months ended March 31, 2024 and 2023, respectively. The accounts receivable transactions in connection with letters of credit having book values of $1,084,775 were pledged as collateral to guarantee the Company’s borrowings from these two third-party lending companies as of December 31, 2023. There were none pledged as collateral as of March 31, 2024. (see Note 3).

NOTE 10 — REVOLVING LINE OF CREDIT

On October 5, 2022, the Company entered into two Revolving Line of Credit Agreements (the “Revolving Line of Credit Agreements”) with two third-party companies that have been providing financial support to the Company since 2021. Pursuant to the Revolving Line of Credit Agreements, the Company can borrow under revolving lines of credit of up to $10.0 million and $5.0 million, respectively, from these two third-party companies with a total of $15.0 million for a period of 12 months at a fixed interest rate of 1.5% per month. On December 12, 2022, the Company amended the Revolving Line of Credit Agreements to extend the maturity date to April 2024. The Company has not entered into any new agreements to modify the terms or extend the duration of these facilities.

During the three months ended March 31, 2024 and 2023, the Company did not borrow or repay any amounts under the revolving lines of credit. As of March 31, 2024 and December 31, 2023, the revolving line of credit balance was $688,711. Interest expense incurred under the revolving lines of credit was $31,336 and nil for the three months ended March 31, 2024 and 2023, respectively.

NOTE 11 — PREMIUM FINANCE

On July 31, 2023, the Company entered into a Premium Finance Agreement (the “Premium Finance Agreement”) with National Partners PFco, LLC. Pursuant to the Premium Finance Agreement, the Company borrowed $221,139 for the purchase of its directors and officers insurance, at an annual interest rate of 7.75%.

The premium finance amounted to $74,908 and $148,621 as of March 31, 2024 and December 31, 2023, respectively. Interest expense incurred related to the Premium Finance Agreement was $996 for the three months ended March 31, 2024. No interest expense was incurred related to the Premium Finance Agreement during the three months ended March 31, 2023.

NOTE 12 — LONG-TERM BORROWINGS

Long-term borrowings consisted of the following:

	March 31,	December 31,
	2024	2023
Small Business Administration(1)	$476,516	$479,124
Thread Capital Inc.(2)	193,028	198,488
Total long-term borrowings	$669,544	$677,612

Current portion of long-term borrowings	$33,301	$32,887

Non-current portion of long-term borrowings	$636,243	$644,725
(1)

On May 24, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (the “SBA”), an agency of the U.S. Government, to borrow $150,000 for 30 years, with a maturity date of May 23, 2050. Under the terms of the SBA loan, the loan proceeds are used as working capital to alleviate economic injury caused by the COVID-19 pandemic. The loan bears a fixed interest rate of 3.75% per annum. Beginning 12 months from the date of this loan agreement, the Company is required to make a monthly installment payment of $731 within the term of loan, with the last installment to be paid in May 2050.

On March 16, 2022, the Company entered into an amended agreement with SBA to borrow an additional $350,000 for 30 years as working capital to alleviate economic injury caused by the COVID-19 pandemic. In the aggregate, the Company’s borrowings amounted to $500,000 with a maturity date of May 23, 2050. The amended loan bears a fixed interest rate of 3.75% per annum. Beginning from March 2022, 24 months from the date of the original loan agreement, the Company is required to make a new monthly installment payment of $2,485 within the remaining term of loan, with the last installment to be paid in May 2050.

The future maturities of the loan from SBA as of March 31, 2024 were as follows:

Fiscal Years	Future repayment
2024 (excluding the three months ended March 31, 2024)	$7,984
2025	11,024
2026	11,474
2027	11,942
2028	12,429
Thereafter	421,663
Total	$476,516

(2)

On May 15, 2020, the Company entered into a loan agreement with Thread Capital Inc. (“Thread Capital”) to borrow $50,000 as working capital with a maturity date of November 1, 2024. The loan bore a fixed interest rate of 5.50% per annum. This loan agreement was subsequently terminated on May 17, 2021, and the Company entered into a new loan agreement with Thread Capital to borrow an additional $171,300 as working capital. In the aggregate, the Company’s borrowings from Thread Capital amounted to $221,300 with a maturity date of May 1, 2031. The interest was charged at a fixed annual interest rate of 0.25% between June 1, 2021 and November 30, 2022. Beginning from December 1, 2022, the loan bears a fixed annual interest rate of 5.5%, and the Company is required to make a monthly installment payment of $2,721 within the remaining term of loan, with the last installment to be paid in May 2031.

The future maturities of the loan from Thread Capital as of March 31, 2024 were as follows:

Fiscal Years	Future repayment
2024 (excluding the three months ended March 31, 2024)	$16,835
2025	23,553
2026	24,881
2027	26,285
2028	27,768
Thereafter	73,706
Total	$193,028

For the above-mentioned long-term borrowings, the Company recorded interest expenses of $7,552 and $7,945 for the three months ended March 31, 2024 and 2023, respectively.

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

During the three months ended March 31, 2024 and 2023, the Company did not engage in any borrowing activities with Mr. Huan Liu. The Company made repayments to Mr. Huan Liu in the amounts of $13,423 during the three months ended March 31, 2024. No payments were made to Mr. Huan Liu during the three months ended March 31, 2023. There was no balance due to Mr. Huan Liu as of March 31, 2024.

NOTE 14 — INCOME TAXES

The Company and its operating subsidiaries in the United States are subject to the tax law of the United States. The Company elected to file income taxes as a corporation instead of an LLC for the tax years ended December 31, 2020 through December 31, 2023.

(i)	The components of the income tax provision were as follows:

	Three Months Ended
	March 31,
	2024	2023
Current:
Federal	$(128)	$11,917
State	5,156	1,504
Total current income tax provision	5,028	13,421
Deferred:
Federal	(166,147)	(34,168)
State	(84,595)	(22,241)
Total deferred income tax expenses	(250,742)	(56,409)
Total income tax benefit	$(245,714)	$(42,988)

(ii)	Reconciliations of the statutory income tax rate to the effective income tax rate were as follows:

	For the Three Months Ended
	March 31,
	2024	2023
Federal statutory tax rate	$21.0%	$21.0%
State statutory tax rate	(0.0)%	10.7%
Non-deductible expenses	8.1%	0.0%
Deferred true-up	0.0%	(3.2)%
Effective tax rate	$29.1%	$28.5%

(iii)	Deferred tax assets were composed of the following:

	March 31,	December 31,
	2024	2023

Deferred tax assets:
Net operating loss carry forwards	291,272	47,905
Others	(6,626)	—
Total deferred tax assets	284,646	47,905

As of December 31, 2023, the Company had a cumulative U.S. federal net operating loss (“NOL”) of $47,905, which may reduce future federal taxable income. During the three months ended March 31, 2024, the Company’s operations accumulated a NOL of $819,468, resulting in a cumulative U.S. federal NOL of $1,008,541, as of March 31, 2024, which is carried forward indefinitely. As of March 31, 2024, the Company also had a cumulative State NOL of $1,138,074, which may reduce future State taxable income, and the State NOL balance as of March 31, 2024 will expire beginning in 2041.

The Company was not previously subject to the interest expenses limitation under §163(j) of the U.S. Internal Revenue Code, due to the small business exemption. Its average annual gross receipts for the three tax years preceding 2022 do not exceed the relevant threshold amount ($27 million for 2022). The Company will no longer meet the small business exception in 2024, but it meets one of the other exceptions to the §163(j) limitation, “floor plan financing indebtedness” (indebtedness used to finance the acquisition of motor vehicles held for sale or lease or secured by such inventory) and will therefore continue to be exempt from the §163(j) interest expenses limitation in 2024.

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

Credit risk

As of March 31, 2024 and December 31, 2023, $903,204 and $432,998, respectively, of the Company’s cash was on deposit at financial institutions in the U.S., which are insured by the Federal Deposit Insurance Corporation subject to certain limitations. The Company has not experienced any losses in such accounts.

Accounts receivable are typically unsecured and derived from revenue earned from parallel-import car dealers, thereby exposing the Company to credit risk. This risk is mitigated by the Company’s assessment of its parallel-import car dealers’ creditworthiness and its ongoing monitoring of outstanding balances.

Concentrations

The Company’s major customers are parallel-import automobile dealers. For the three months ended March 31, 2024, one parallel-import car dealer accounted for 100% of the Company’s  revenue from parallel-import vehicles. For the three months ended March 31, 2023, three parallel-import car dealers accounted for 100% (55.2%, 28.6%, and 16.2%, respectively) of the Company’s total revenue.

As of March 31, 2024, three parallel-import car dealers in our parallel-import vehicle segment accounted for 97.4% (54.5%, 27.3%, and 15.6%, respectively) of the accounts receivable balance.

As of December 31, 2023, three parallel-import car dealers accounted for approximately 98.0% (58.1%, 28.2%, and 11.7%, respectively) of the accounts receivable balance.

During the three months ended March 31, 2024, the Company did not purchase any vehicles. During the three months ended March 31, 2023, one U.S.-based automobile dealership accounted for approximately 10.2% of the Company’s total purchases.

NOTE 16 — STOCKHOLDERS’ EQUITY

Common Stock

Cheetah Net was established under the laws of the State of North Carolina on August 9, 2016. Under the Company’s amended and restated articles of incorporation on July 11, 2022, the total authorized number of shares of common stock is 100,000,000 with par value of $0.0001, which consists of 91,750,000 shares of Class A common stock and 8,250,000 shares of Class B common stock. Holders of Class A common stock and Class B common stock have the same rights except for voting and conversion rights. In respect of matters requiring the votes of stockholders, each share of Class A common stock is entitled to one vote, and each share of Class B common stock is entitled to 15 votes. Class B common stock is convertible into Class A common stock at any time after issuance at the option of the holder on a one-to-one basis. Class A common stock is not convertible into shares of any other class. The numbers of authorized and outstanding common stock were retroactively applied as if the transaction occurred at the beginning of the period presented.

On June 27, 2022, the Company entered into a subscription agreement with a group of investors (the “Investors”) whereby the Company agreed to sell, and the Investors agreed to purchase, up to 1,666,000 shares of Class A common stock at a purchase price of $1.80 per share. These Investors are unrelated parties to the Company. The gross proceeds were approximately $3.0 million, before deducting offering expenses of approximately $0.3 million. The net proceeds were approximately $2.7 million, of which approximately $1.2 million was received in 2022 and $1.2 million in 2023, for a total receipt of approximately $2.4 million. After negotiations between Rapid Proceed Limited (“Rapid”), one of the Investors, and the Company regarding the fund’s release terms, an agreement was reached on November 2, 2023, stipulating that the outstanding $0.6 million would be paid by Rapid within six months following the Company’s initial public offering (“IPO”). On March 13, 2024, considering the impact of market volatility and the long-term benefits of continued cooperation, Rapid requested and the Company agreed to extend the payment due date of the outstanding $0.6 million to September 30, 2024.

On August 3, 2023, the Company closed its IPO of 1,250,000 shares of Class A common stock at a public offering price of $4.00 per share, for aggregate gross proceeds of $5.0 million before deducting underwriting discounts and other offering expenses, including the issuance to the underwriter of warrants to purchase 62,500 shares of common stock (the “Warrants”), with an exercise price of $5.00 per share. The Company’s Class A common stock began trading on the Nasdaq Capital Market under the ticker symbol “CTNT” on August 1, 2023.

On January 24, 2024, the Company entered into a stock purchase agreement with Edward and Juguang Zhang, Edward’s sole stockholder (the “Seller”). Pursuant to the Agreement, the Company agreed to acquire 100% of the shares in Edward from the Seller (the “Acquisition”). On February 2, 2024, the Company closed the Acquisition for a total purchase price that included a cash payment of $300,000 and the issuance of 1,272,329 shares of the Company’s unregistered Class A common stock, initially valued at $1,200,000. Subsequent valuation determined the fair value of these shares to be $9 million. Please see Note 8 for further details. As of March 31, 2024, there were 10,938,329 shares of Class A common stock issued and outstanding.

As of March 31, 2024, there were 10,938,329 shares of Class A common stock and 8,250,000 shares of Class B common stock issued and outstanding.

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

				Total Common
				Shares Issuable as of
			Exercise	March 31,
Title of Warrant	Date Issued	Expiry Date	Price	2024
Equity-classified warrants

August 2023 – underwriter warrants	8/3/2023	07/31/2026	$5.00	62,500

Termination of Warrants

On March 4, 2024, the Company and Maxim Group LLC signed an agreement to terminate 62,500 outstanding warrants that had previously been granted to Maxim Group LLC. On March 27, 2024, the Company completed the payment of termination fees totaling $78,125, which was recorded as an offset to additional paid in capital within stockholders’ equity.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

On February 8, 2023, ISY1 LLC (the “Plaintiff”) commenced a lawsuit against the Company in the Superior Court of New Jersey. The Plaintiff alleged that the Company offered to pay the Plaintiff to arrange for the transport of certain automobiles for the benefit of the Company, the Plaintiff accepted the Company’s offer and rendered its services by contracting with and paying third parties who transported these automobiles. However, after the Plaintiff submitted the invoices, the Company refused to make the payment on the grounds that the Plaintiff’s services had not met the Company’s expectations. Therefore, the Plaintiff is seeking $86,355 in monetary damages, reimbursement for all costs and attorney fees, and any other relief the Court may deem just and proper. On October 2, 2023, the Company entered into a settlement agreement with the Plaintiff, pursuant to which the Company committed to a total payment of $55,000. An initial payment of $27,500 was made on December 26, 2023, followed by the final payment of $27,500 on March 15, 2024.

On February 23, 2023, the Company filed a complaint in the Supreme Court of the State of New York County against Stefanie A. Rehfeld (the “Defendant”), alleging breach of contract as the Defendant had misappropriated an automobile belonging to the assets of the Company. Pursuant to an independent contractor agreement dated June 30, 2022 between the Company and the Defendant, the Company hired the Defendant to locate and acquire certain new model luxury vehicles. The Company was obligated to fully fund the purchase of each vehicle, and the Defendant was required to locate and acquire the vehicle and turn over title and possession to the Company in exchange for a commission fee. In February 2023, after the Company fully funded the purchase of a 2023 Mercedes Benz GLS 450 (the “Mercedes”) for a total amount of $102,593.50, the Defendant obtained the possession of the Mercedes from a Mercedes Benz dealership and signed a bill of sale with the Company, whereby she agreed to sell, transfer, and convey the title of the Mercedes to the Company. However, the Defendant drove the Mercedes away and failed to transfer the title of the Mercedes to the Company as scheduled. Therefore, the Company is seeking to require the Defendant to transfer title and deliver possession of the Mercedes to the Company and recover the costs incurred in retrieving the car, or alternatively, the monetary damages resulting from the Defendant’s misappropriation of the Mercedes, including the court costs and attorneys’ fees and expenses reasonably incurred. On April 25, 2023, the Supreme Court of the State of New York County granted the Company’s motion for summary judgment on its second and fourth causes of action, ruling in favor of the Company. Subsequently, an inquest will be conducted to determine the precise amount owed to the Company. Based on the outcome of the current motion and the Company’s overall assessment of the case, the Company believes it will be successful in this litigation. As of the date of this quarterly report, the Mercedes has been found by the police and returned to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” section included in our registration statement on Form S-1 (File No. 333-276300), as amended, which was initially filed with the SEC on December 28, 2023 and declared effective by the SEC on April 26, 2024.

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

The information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes included in this quarterly report on Form 10-Q, and the audited consolidated financial statements and notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Annual Report.

Business Overview and Recent Developing Trends

We are a supplier of parallel-import vehicles sourced in the U.S. to be sold in the PRC market. We purchase automobiles, primarily luxury brands such as Mercedes, Lexus, Range Rover, RAM, and Toyota, from authorized dealers in the U.S. market and resell them to our customers, including both U.S. and PRC based parallel-import car dealers. We derive profits primarily from the price difference between our buying and selling prices for parallel-import vehicles. Our expertise lies in our ability to identify the type of parallel-import vehicles that are in high demand and to procure them in a timely manner.

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

Beginning in the second half of 2023, the market for new luxury vehicles in the PRC has been negatively impacted by weak economic conditions and a shift in consumer demand towards electric vehicles, mainly those produced domestically by PRC manufacturers. Luxury import brand dealers have responded to these threats by discounting the sale price of their vehicles, which has significantly challenged our ability to generate a profit from the sale of parallel import vehicles. Consistent with our strategy to focus only on profitable parallel-import vehicle transactions, our unit sales during the first quarter of 2024 fell to 13 vehicles, an 84.1% decrease from the first quarter of 2023 and a 73.5% decrease from unit sales in the fourth quarter of 2023, which resulted in $1.4 million in vehicle revenues and our recognition of a net loss of $0.6 million during the first quarter of 2024. These adverse market conditions are continuing into the second quarter of 2024 and we do not anticipate a significant sales rebound during the second quarter. We are unable to predict the point at which a positive spread between the price of vehicles sourced from brand manufacturers’ official distribution systems compared with those sourced via the parallel-import market will return.

In response to the significant downturn in our core parallel-import vehicle business, we are undergoing a strategic shift from being primarily a parallel-import vehicle trader to becoming a more diversified international trade service provider and facilitator. An important first step in this shift was the acquisition of Edward.

This strategic acquisition diversified our business model and enhanced our capabilities to respond more effectively to evolving market demands. By integrating Edward’s logistics and warehousing services into our operations, we aim to mitigate the adverse impact of declining vehicle sales and to facilitate our entry into other service areas, adapting to current market dynamics.

Additionally, we are actively implementing cost reduction measures and maintaining a very low level of inventory to mitigate financial risks. These efforts are complemented by using our cash flow to enhance our logistics and warehouse capabilities and cover overhead costs.

While the market conditions for the parallel-import vehicle sector remain challenging and unpredictable, our long-term ambition is to transcend these immediate hurdles and evolve into an integrated provider of international trade services for small- and medium-sized traders. By shifting our focus from being solely a trader to become a provider of more comprehensive services, we are laying the groundwork for our transformation into a diversified business model. This model is designed to adapt to the changing market dynamics and to serve a broader range of trading needs, ultimately positioning us as a more comprehensive participant in the global trade ecosystem.

Results of Operations

Major Components of Results of Operations

The specific vehicles we purchase and sell are among the most popular vehicles in the market, which we believe provide lucrative profit opportunities. Our selection of customers and the vehicles we plan to purchase are based on our efforts to maximize the overall profitability of each vehicle sale. We will continue to apply this guiding principle in developing and refining our procurement and sales strategies. As such, we consider market conditions, capital costs, and other factors when determining the models and categories we purchase and the prices at which we sell them. While the brands, models, and their price ranges at which we sell may be adjusted, we intend to maintain the highest gross profit opportunities to improve the overall efficiency of our capital and maximize our earnings potential.

Revenues

We generate revenue by selling vehicles to U.S. parallel-import vehicle exporters and PRC parallel-import vehicle dealers, and by providing logistics and warehousing services to third-party parallel-import vehicle dealers and other companies engaged in international trade.

The pricing and profitability of vehicles that we sell into the parallel-import vehicle market vary based on the market demand and supply for that model. We set our selling prices based on multiple factors, including the price of the same model sold by authorized dealers in China, the normal commercial terms, customer payment methods, and anticipated workload for trading activities. The selling price is finalized as the manufacturer’s suggested retail price (“MSRP”) plus adjustments, which are determined upon comprehensive consideration of the overall market conditions for vehicles as well as the customer’s payment method. In addition to those specific factors that impact the parallel-import vehicle market, our revenue may be impacted by global economic factors, including the U.S. dollar/RMB exchange rate, overall financial and economic conditions in the PRC, and any significant change in relevant import or export regulations.

Our subsidiary, Edward, operates as a licensed Non-Vessel Operating Common Carrier (NVOCC). It provides ancillary warehouse and logistics services by managing freight forwarding, including shipment consolidation and carrier selection, aimed at optimizing shipping operations. Edward also provides warehousing services encompassing fulfillment, storage, and inventory management, crucial for supporting both internal operations and external client logistical needs. Edward is located in California and is active as a warehousing and logistics provider to parallel-import vehicle dealers and to other international traders not involved in the parallel-import business.

Cost of Revenues

Our cost of revenue from parallel-import vehicles sold mainly comprises (i) the purchase cost of vehicles, including dealership service fees and non-refundable taxes incurred during procurement, and (ii) fulfillment expenses, mainly including (a) compensation and bonuses for staff in the purchasing department, (b) commission paid to purchasing agents, (c) transportation and storage costs for vehicles, and (d) consulting fees paid to dealer experts to assist us in making the best purchase decisions. Allowance for slow-moving inventories is also included in the cost of revenue when our cost of inventory is higher than net realizable value.

Our cost of revenue from logistics and warehousing service mainly includes the associated costs of freight and fulfillment expenses. We act as a principal, controlling the goods and services, bearing inventory and pricing risks, and fulfill performance obligations directly.

Interest Expenses, Net

To improve our cash flow and expand our business, we obtain loans from finance companies through (i) LC financing by using letters of credit received from our international customers in overseas sales of parallel-import vehicles as collateral, and (ii) accessing revolving lines of credit to further support our operations and strategic initiatives. Accrued interest is recorded as interest expenses. As of the date of this quarterly report, our LC financing annual interest rate is 18.0%, and our revolving line of credit interest rate is also 18.0%.

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

Comparison of Results of Operations for the periods presented:

	Three months ended March 31,				Change
	2024		2023		Amount	%
	USD	%	USD	%
Revenues
Parallel-Import Vehicle	$1,430,951	94.9%	$10,214,442	100.0%	$(8,783,491)	(86.0)%
Logistics and warehousing	76,834	5.1%	—	—%	76,834	100.0%
Total Revenues	1,507,785	100.0%	10,214,442	100.0%	(8,706,657)	(85.2)%

Cost of Revenues
Cost of vehicles	1,314,973	87.3%	8,504,503	83.3%	(7,189,530)	(84.5)%
Fulfillment expenses	125,261	8.3%	566,882	5.5%	(441,621)	(77.9)%
Ocean Freight Costs	42,500	2.8%	—	—%	42,500	100.0%
Total cost of revenues	1,482,734	98.4%	9,071,385	88.8%	(7,631,151)	(84.1)%

Gross Profit (Loss)	25,051	1.7%	1,143,057	11.2%	(1,118,006)	(97.8)%

Selling expenses	78,840	5.2%	277,783	2.7%	(198,943)	(71.6)%
General and administrative expenses	767,642	50.9%	581,070	5.7%	186,572	32.1%
Total operating expenses	846,482	56.1%	858,853	8.4%	(12,371)	(1.4)%

Income (Loss) From Operations	(821,431)	(54.5)%	284,204	2.8%	(1,105,635)	(389.0)%

Other Income (Expense)
Interest expenses, net	(62,765)	(4.2)%	(437,059)	(4.3)%	374,294	(85.6)%
Other income, net	29,552	2.0%	1,934	—%	27,618	1,428.0%
Total other expense, net	(33,213)	(2.2)%	(435,125)	(4.3)%	401,912	(92.4)%

Loss before Income Tax Provision	(854,644)	(56.7)%	(150,921)	(1.5)%	(703,723)	466.3%

Provision for (Benefits of) Income Taxes	(245,714)	(16.3)%	(42,988)	(0.4)%	(202,726)	471.6%
Net Loss	$(608,930)	(40.4)%	$(107,933)	(1.1)%	$(500,997)	464.2%

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenues

For the three months ended March 31, 2024 and 2023, revenue decreased by $8.7 million, or 85.2%, from approximately $10.2 million to $1.5 million. This substantial decrease was primarily due to a significant decline in our parallel-import vehicle business. Revenue generated from vehicle sales was $1.43 million in the first quarter of 2024, compared to $10.2 million for the same period in 2023. The newly established logistics and warehousing segment, operational since the acquisition of Edward in February 2024, contributed $76,834 to our revenue. This revenue represents about 5.1% of our total revenue for the first quarter of 2024, reflecting its initial integration into our business operations. We began recording revenue from this business as of the February 2, 2024 acquisition date.

Parallel-import Vehicle Segment

We continue to face significant challenges in the parallel-import vehicle market. Revenue from vehicle sales decreased by $8.8 million, or 86.0%, from approximately $10.2 million for the three months ended March 31, 2023 to $1.4 million for the three months ended March 31, 2024. The decrease was primarily due to the ongoing economic weakness in the PRC and a shift in consumer preferences towards domestically produced electric vehicles. These factors have persisted since the second half of 2023. The reduced demand for luxury import vehicles, compounded by aggressive pricing strategies from luxury import brand manufacturers, has negatively impacted our sales volume and profitability.

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023			Average Selling Price Changes
	No.	Sales Amount	Ave Selling Price	No.	Sales Amount	Ave Selling Price	Amount	%
BMW X7	—	$—	$—	5	$480,210	$96,042	$—	—%
Mercedes GLS 450	11	1,175,116	106,829	26	2,876,834	110,647	(3,819)	(3.5)%
Mercedes Benz GLS600	—	—	—	3	703,202	234,401	—	—%
RAM Trucks	—	—	—	14	1,698,061	121,290	—	—
Land Rover Range Rover	—	—	—	7	1,115,189	159,313	—	—%
Toyota Sequoia	—	—	—	16	1,631,222	101,951	—	—
LEXUS LX600	2	255,835	127,917	11	1,709,723	155,429	(27,512)	(17.7)%
Total	13	$1,430,951	$110,073	82	$10,214,442	$124,566	$(14,493)	(11.6)%

(i)

For the three months ended March 31, 2024, we sold 13 vehicles, compared with 82 for the three months ended March 31, 2023. The significant decrease in vehicle sales can be attributed to ongoing market volatility in the PRC, especially price fluctuations that initially led to a halt in our vehicle procurement starting in the fourth quarter of 2023. This pause has continued into the second quarter of 2024 and is directly impacting our sales volume.

(ii)

During the first quarter of 2024, the strategic adjustments made to our product portfolio at the end of 2023 continued to influence our operations. Specifically, we discontinued the sale of select luxury car models, including Porsche Cayenne, Mercedes G550, and MB S500. This decision, initiated in the fourth quarter of 2023, was a response to market dynamics such as discounted pricing by import dealers and was aimed at minimizing losses by halting the procurement of vehicles that were underperforming in the current economic climate.

(iii)

In conjunction with these portfolio adjustments, our average selling price per vehicle for the three months ended March 31, 2024 and 2023 was $110,073 and $124,566, respectively, representing a decrease of $14,493, or 11.6%, per vehicle. This reduction in average selling price was primarily the result of our strategic decision to adjust pricing in response to continued market volatility and competitive pressures.

	Three Months Ended March 31,
	2024	2023	Change Amount	Change %
Revenue from parallel-import vehicles:
U.S. domestic market	$—	$1,658,235	$(1,658,235)	(100.0)%
Overseas market	1,430,951	8,556,207	(7,125,256)	(83.3)%
Total	$1,430,951	$10,214,442	$(8,783,491)	(86.0)%

During the three months ended March 31, 2023, 83.3% of our total revenue from parallel-import vehicles was generated from overseas sales; for the three months ended March 31, 2024, our direct sales to the PRC market accounted for 100.0% of our total revenue from parallel-import vehicles.

We expect to incur significant variability in the portion of our revenue from parallel-import vehicles from the overseas market compared with the U.S. domestic market. Our strategy remains to maximize the overall profit of each vehicle through efficient allocation of our capital. Therefore, the percentage of sales to our U.S. customers will also fluctuate depending on specific market conditions.

Cost of Revenue from Parallel-import Vehicles

	Three Months Ended March 31,
	2024	2023	Change Amount	Change %
Cost of Revenue from parallel-import vehicles sold
Cost of Vehicles sold	$1,314,973	$8,504,503	$(7,189,530)	(84.5)%
Fulfillment Expenses	125,261	566,882	(441,621)	(77.9)%
Total Cost of Revenue from parallel-import vehicles sold	$1,440,234	$9,071,385	$(7,631,151)	(84.1)%

Our total cost of revenue from parallel-import vehicle sold decreased by $7.6 million, or 84.1%, from $9.1 million for the three months ended March 31, 2024 to $1.4 million for the same period of 2023. For the three months ended March 31, 2024 and 2023, total cost as a percentage of revenue was 100.6% and 88.9%, respectively. Our total cost of revenue from parallel-import vehicle sold decreased in line with the reduced revenue.

Cost of Vehicles

Total cost of vehicles sold decreased by $7.2 million, or 84.5%, to $1.3 million for the three months ended March 31, 2024 from $8.5 million for the three months ended March 31, 2023. We sold 13 vehicles during the three months ended March 31, 2024, and 82 vehicles during the three months ended March 31, 2023. The average purchase price per vehicle remained relatively stable, changing from $110,626 for the three months ended March 31, 2023 to $110,787 for the three months ended March 31, 2024.

The cost of vehicles sold was approximately 91.9% and 83.3% of revenue from parallel-import vehicle for the three months ended March 31, 2024 and 2023, respectively. This unfavorable change can be attributed to our strategic decision to adjust pricing in response to continued market volatility and competitive pressures.

Fulfillment Expenses

	Three Months Ended March 31,
	2024	2023	Change Amount	Change %
Fulfillment expenses
Payroll and Benefits	$83,855	$336,802	$(252,947)	(75.1)%
Buyer Commission	750	86,253	(85,503)	(99.1)%
Vehicle Storage and Towing	—	84,950	(84,950)	(100.0)%
Vehicle Insurance Expenses	—	24,581	(24,581)	(100.0)%
Consulting Fee	—	18,100	(18,100)	(100.0)%
Others	40,656	16,196	24,460	151.0%
Total Fulfillment Expenses	$125,261	$566,882	$(441,621)	(77.9)%

Fulfillment expenses decreased by approximately $0.5 million, or 77.9%, to $0.1 million for the three months ended March 31, 2024 from $0.6 million for the three months ended March 31, 2023. This substantial reduction stems from our strategic decision initiated in the fourth quarter of 2023 to halt new vehicle procurements. This pause has continued to significantly reduce related costs such as buyer commission, vehicle storage and towing costs, vehicle insurance, and consulting fees. The ongoing adjustment in our procurement strategy reflects our proactive response to the market dynamics and has directly led to the marked decrease in overall fulfillment expenses.

Logistic and Warehousing Segment

For the three months ended March 31, 2024, the Company reported total revenue of $76,834 generated from logistics and warehousing services, of which $13,675 was derived from vehicle-related services. The remaining service revenue, amounting to $63,159, was generated from services for goods other than vehicles. We began recording logistic and warehousing revenue as of the date of the Edward acquisition on February 2, 2024.

Gross Profit

Gross profit from the combined business segments during the first quarter of 2024 decreased by approximately $1.1 million, or 97.8%, compared with the first quarter of 2023. As a percentage of revenue, the gross margin decreased from 11.2% for the three months ended March 31, 2023, to 1.7% for the three months ended March 31, 2024.

Operating Expenses

Selling Expenses

	Three Months Ended March 31,
	2024	2023	Amount	%
Selling Expenses
Payroll and benefits	$58,230	$60,002	$(1,772)	(3.0)%
Ocean Freight	20,610	213,460	(192,850)	(90.3)%
Others	—	4,321	(4,321)	(100.0)%
Total Selling expenses	$78,840	$277,783	$(198,943)	(71.6)%

Selling expenses decreased significantly during the first quarter of 2024 to approximately $79,000, from $0.3 million for the first quarter of 2023. This decrease is the result of two primary factors: (i) the contraction in vehicle sales volume naturally led to a reduction in associated selling activities, reflecting the to the current market demand dynamics; and (ii) the strategic shift to utilize our own ocean freight services, instead of relying on third-party providers, effectively lowered the costs associated with these logistics services. Selling expenses as a percentage of revenue was 5.2% and 2.7% for the three months ended March 31, 2024 and 2023, respectively.

General and Administrative Expenses

	Three Months Ended March 31,
	2024	2023	Amount	%
General and Administrative Expenses
Payroll and Benefits	$196,422	$150,112	$46,310	30.9%
Rental and Leases	86,205	55,605	30,600	55.0%
Travel and Entertainment	19,483	2,883	16,600	575.8%
Legal and Accounting Fees	309,916	321,185	(11,269)	(3.5)%
Recruiting Fees	3,486	1,332	2,154	161.8%
Bank charges and fees	4,195	16,023	(11,828)	(73.8)%
Insurance Expenses	87,973	4,867	83,106	1,707.7%
Depreciation and Amortization Expenses	10,886	—	10,886	100.0%
Others	49,076	29,063	20,013	68.9%
Total General and Administrative Expenses	$767,642	$581,070	$186,572	32.1%

General and administrative expenses increased by $0.2 million, or 32.1%, to $0.8 million for the three months ended March 31, 2024 from $0.6 million for the three months ended March 31, 2023, primarily due to (i) an increase in personnel-related expenses by approximately $50,000, or 30.9%, which was attributed to the hiring of additional staff to support the newly launched logistics and warehousing segment, (ii) the acquisition of Edward, which resulted in the addition of a new office workspace in California, increasing our rental and lease expenses, and (iii) an increase in insurance expenses due to higher costs associated with directors and officers insurance.

Other Income (Expense)

Interest Expenses, net

	For the Three Months Ended March 31,
	2024	2023	Amount	%
Inventory Financing	$—	$98,523	$(98,523)	(100.0)%
LC Financing	23,123	330,424	(307,301)	(93.0)%
Dealers Finance Charges	—	167	(167)	(100.0)%
Other Loan Interest	7,552	7,945	(393)	(4.9)%
Line of Credit Interest	31,336	—	31,336	100.0%
Credit Card Rewards	(242)	—	(242)	100.0%
Premium Finance Interest	996	—	996	100.0%
Total	$62,765	$437,059	$(374,294)	(85.6)%

Interest expenses decreased significantly by approximately $0.4 million, or 85.6%, to approximately $63,000 for the three months ended March 31, 2024, from $0.4 million for the three months ended March 31, 2023, primarily due to (i) no new inventory financing activities together with reduced LC financing activities and (ii) the completion of our IPO in the third quarter of 2023, which resulted in a substantial capital infusion, which we used substantially to pay down debt.

To improve our liquidity and retain more cash to acquire new vehicles, we may enter into short-term loans from time to time, pledging our inventory as collateral before the vehicles are delivered to our customers. We incur interest expenses on such inventory financing, provided mainly by small lenders, generally at a rate of 1.35% to 1.80% per month. For the three months ended March 31, 2024, we borrowed no funds for inventory financing, and therefore no interest expense was incurred. For the three months ended March 31, 2023, the total weighted average balance of funds we obtained through inventory financing was $2.3 million, the interest expense incurred was $0.1 million, and the weighted average annual interest rate was 17.2%.

We may also finance our operations from time to time through short-term loans using letters of credit, typically received from our international customers in overseas sales of parallel-import vehicles, as collateral. Generally, we borrow approximately 90% or more of the letter of credit amount with a monthly interest rate of 1.5%. As of March 31, 2024, the total weighted average balance of funds we obtained through LC financing decreased to $0.5 million, the interest expense incurred was $0.02 million for three months period, and the weighted average annual interest rate was 18.8%. For the three months ended March 31, 2023, the total weighted average balance of funds we obtained through LC financing was $6.8 million, the interest expense incurred was $0.3 million, and the weighted average annual interest rate was 19.5%. The period-over-period decrease in total weighted average balance of funds through LC financing and the related interest expense incurred thereby for the three months ended March 31, 2024 reflected a lower volume of vehicles shipped and greater use of our revolving lines of credit.

As of March 31, 2024, the total weighted average balance of funds we obtained through revolving lines of credit was $0.7 million, the interest expense incurred was $0.03 million for three months ended March 31, 2024, and the weighted average annual interest rate was 18.0%.

Provision for Income Taxes

Our provision for income tax benefit was $0.2 million and $43,000 for the three months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

Cash Flows and Working Capital

In assessing our liquidity, we monitor and analyze our cash on-hand, our ability to generate sufficient revenue, the collection of our accounts receivable, our ability to obtain additional financial support in the future, and our operating and capital expenditure commitments. We reported cash of $0.9 million as of March 31, 2024. As of March 31, 2024, our working capital amounted to approximately $6.3 million.

As reflected in the accompanying unaudited condensed consolidated financial statements, we reported a net loss of $0.6 million for the three months ended March 31, 2024. We also reported cash provided by operating activities of $1.7 million, a positive working capital of $6.3 million, and total stockholders’ equity of $7.1 million.

In August 2023, we completed our IPO of 1.25 million shares of Class A common stock and raised net proceeds of approximately $3.7 million after expenses. We commenced using our revolving lines of credit during the second quarter of 2023, which has reduced our borrowings under our inventory and LC financing and reduce our interest expenses.

We entered into a series of loan agreements with third-party companies for working capital purposes during the three months ended March 31, 2023. Pursuant to these agreements, loan payables from LC financing were collateralized by letters of credit from overseas sales of parallel-import vehicles. The accounts receivable in connection with letters of credit with book value of $5,875,265 were pledged as collateral to guarantee our borrowings from these third-party companies as of March 31, 2023. There were none pledged as collateral as of March 31, 2024.

In October 2022, we entered into agreements with two third-party companies that have been providing financial support to us since 2021. Pursuant to the agreements, we can borrow under revolving lines of credit of up to $10.0 million and $5.0 million, respectively, from these two third-party companies for a total of $15.0 million for a period of 12 months at a fixed interest rate of 1.5% per month. In December 2022, we amended the revolving line of credit agreements to extend their maturity dates to April 2024. We have not entered into any new agreements to modify the terms or extend the duration of these facilities.

In June 2022, we sold 1,666,000 shares of Class A common stock at a purchase price of $1.80 per share. The gross proceeds were approximately $3.0 million, before deducting the offering expenses of approximately $0.3 million. The net proceeds were approximately $2.7 million, of which approximately $1.2 million was received in 2022 and $1.2 million in 2023, for a total receipt of approximately $2.4 million. After negotiations between Rapid, one of the Investors, and the Company regarding the fund’s release terms, an agreement was reached on November 2, 2023, stipulating that the outstanding $600,000 would be paid by Rapid within six months following the Company’s IPO. On March 13, 2024, considering the impact of market volatility and the long-term benefits of continued cooperation, Rapid requested and the Company agreed to extend the payment due date of the outstanding $600,000 to September 30, 2024.

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

We are working to further improve our liquidity and capital sources primarily by generating cash from operations, debt financing, and, if needed, financial support from our principal stockholder. In order to fully implement our business plan and sustain continued growth, we may also seek additional equity financing from outside investors. Based on the current operating plan, management believes that the above-mentioned measures collectively will provide sufficient liquidity to meet our future liquidity and capital requirements for at least 12 months from the issuance date of this quarterly report.

Cash Flows for the Three Months Ended March 31, 2024 and 2023

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months ended March 31,
	2024	2023
Net cash provided by operating activities	$1,695,717	$4,106,711
Net cash used in investing activities	(47,617)	—
Net cash used in financing activities	(1,177,894)	(4,104,422)
Net increase in cash	$470,206	$2,289

Operating Activities

Net cash provided by operating activities was $1.7 million for the three months ended March 31, 2024. This was primarily attributable to a collection of $1.6 million in accounts receivable, a $1.3 million decrease in inventory, a $0.5 million increase in other receivables, a $0.1 million increase in other payable, and other less significant factors.

Net cash provided by operating activities was $4.1 million for the three months ended March 31, 2023. This was primarily attributable to a collection of $4.3 million in accounts receivable and increased deferred revenue because customer prepayment and deposit have been recognized as revenue when revenue recognition criteria have been met during the first quarter of 2023, partially offset by a $1.7 million increase in inventory and other less significant factors.

Investing Activities

Net cash used in investing activities was approximately $48,000 for the three months ended March 31, 2024. The increase in investing activities consisted of (i) approximately $0.2 million in cash paid for the Edward acquisition, net of cash acquired, and (ii) approximately $0.2 million in collection of vehicle pledge loans extended to third parties.

Financing Activities

Net cash used in financing activities was $1.2 million for the three months ended March 31, 2024, which consisted of (i) net repayments of LC financing of $1.0 million; (ii) net repayments of premium finance of approximately $74,000; (iii) payment for the equity-classified equity warrant termination of approximately $80,000; and (iv) net repayments to a related party of approximately $14,000; partially offset by (v) proceeds from LC financing of approximately $26,000;

Net cash used in financing activities of $4.1 million for the three months ended March 31, 2023 consisted of (i) net repayments of LC financing of $8.0 million; and (ii) net repayments of inventory financing of $3.2 million; partially offset by (iii) proceeds from LC financing of $6.5 million and (iv) issuance of common stock of $0.7 million.

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

As of the date of this quarterly report, there have been changes to our critical accounting policies due to the recent acquisition, which was discussed under the  significant accounting policies footnote in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide this information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our CEO and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The net proceeds raised from the IPO were $4,230,000 after deducting underwriting discounts and the offering expenses payable by us. As of the date of this quarterly report, we have used approximately $3,530,000 for working capital and other general corporate purposes in support of our current business, and $300,000 as cash consideration for the acquisition of Edward Transit Express Group Inc. We intend to use the remaining proceeds from our IPO in the manner disclosed in our registration statement on Form S-1, as amended (File Number 333-271185).

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this quarterly report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Second Amended and Restated Article of Incorporation	S-1	333-271185	3.1	May 3, 2023

3.2	Bylaws	S-1	001- 271185	3.2	April 7, 2023

4.1	Specimen Stock Certificate	S-1	333- 271185	4.1	April 7, 2023

10.1	Stock Purchase Agreement dated January 24, 2024, by and among Edward Transit Express Group, Inc., Juguang Zhang, and Cheetah Net	8-K	0001- 41761	10.1	January 30, 2024

10.2	Amendment No.1 to Stock Purchase Agreement dated January 29, 2024 by and among Edward Transit Express Group, Inc., Juguang Zhang, and Cheetah Net	8-K	0001- 41761	10.2	January 30, 2024

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith
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

Date: May 13, 2024

Cheetah Net Supply Chain Service Inc.

By:	/s/ Huan Liu
Huan Liu
Chief Executive Officer, Director, and Chairman of the Board of Directors