Form 10-Q
period 2024-06-30
CHEETAH NET SUPPLY CHAIN SERVICE INC.
filed 2024-08-13
CIK 1951667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 12, 2024, there were 30,627,992 shares of Class A common stock, par value $0.0001 per share, outstanding.

Cheetah Net Supply Chain Service Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2024

i

CHEETAH NET SUPPLY CHAIN SERVICE INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,292,901	$432,998
Accounts receivable	5,128,119	6,494,695
Loans receivable	1,000,000	672,500
Inventory	—	1,515,270
Other receivables	911,497	410,920
Prepaid expenses and other current assets	289,200	294,154
TOTAL CURRENT ASSETS	13,621,717	9,820,537

OTHER NONCURRENT ASSETS:
Property, plant, and equipment, net	418,159	—
Operating lease right-of-use assets	758,647	190,823
Deferred tax assets, net	414,630	47,905
Intangibles, net	494,214	—
Goodwill	568,532	—
TOTAL ASSETS	$16,275,899	$10,059,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,366	$40,430
Current portion of long-term debt	33,721	32,887
Loans payable from letter of credit financing	—	1,004,565
Loans payable from line of credit	584,541	688,711
Loans payable from premium finance	—	148,621
Due to a related party	—	13,423
Operating lease liabilities, current	156,460	39,703
Accrued liabilities and other current liabilities	461,879	390,451
TOTAL CURRENT LIABILITIES	1,240,967	2,358,791
NONCURRENT LIABILITIES:
Long-term debt, net of current portion	628,215	644,725
Operating lease liabilities, net of current portion	592,904	151,121
TOTAL LIABILITIES	2,462,086	3,154,637

COMMITMENTS AND CONTINGENCIES (Note 17)	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 100,000,000 shares authorized; 32,398,329 and 17,916,000 shares issued and outstanding, including:
Class A common stock, $0.0001 par value, 91,750,000 shares authorized, 24,148,329 and 9,666,000 shares issued and outstanding	2,415	967
Class B common stock, $0.0001 par value, 8,250,000 shares authorized, 8,250,000 shares issued and outstanding	825	825
Additional paid-in capital	15,124,142	6,994,595
Subscription receivable	(600,000)	(600,000)
Retained earnings (Accumulated deficit)	(713,569)	508,241
TOTAL STOCKHOLDERS’ EQUITY	13,813,813	6,904,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,275,899	$10,059,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUES
Parallel-import Vehicles	$200,297	12,223,026	$1,631,248	22,437,468
Logistics and Warehousing	93,563	—	170,397	—
Total Revenues	293,860	12,223,026	1,801,645	22,437,468

COST OF REVENUES
Cost of vehicles	200,297	10,319,991	1,515,270	18,824,494
Fulfillment expenses	15,537	650,666	140,798	1,217,548
Ocean freight service cost	45,598	—	88,098	—
Total cost of revenues	261,432	10,970,657	1,744,166	20,042,042

GROSS PROFIT	32,428	1,252,369	57,479	2,395,426

OPERATING EXPENSES
Selling expenses	19,422	141,340	98,262	419,123
General and administrative expenses	865,354	565,400	1,632,996	1,146,470
Total operating expenses	884,776	706,740	1,731,258	1,565,593

(LOSS) INCOME FROM OPERATIONS	(852,348)	545,629	(1,673,779)	829,833

OTHER (EXPENSE) INCOME
Interest expense, net	(36,200)	(334,855)	(98,965)	(771,914)
Other income, net	28,393	1,968	57,945	3,902
Total other expense, net	(7,807)	(332,887)	(41,020)	(768,012)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(860,155)	212,742	(1,714,799)	61,821

Income tax (benefit) provision	(247,275)	56,997	(492,989)	14,009

NET (LOSS) INCOME	$(612,880)	$155,745	$(1,221,810)	$47,812

(Loss) Earnings per share - basic and diluted	$(0.03)	$0.01	$(0.05)	$0.00
Weighted average shares - basic and diluted	22,375,996	16,666,000	22,375,996	16,666,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Class A		Class B		Additional		Retained Earnings	Total
	Common		Common		paid-in	Subscription	(Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Deficit)	Equity
Balance, December 31, 2023	9,666,000	$967	8,250,000	$825	$6,994,595	$(600,000)	$508,241	$6,904,628

Termination of equity-classified warrant	—	—	—	—	(78,125)	—	—	(78,125)
Issuance of common stock for acquisition	1,272,329	127	—	—	899,873	—	—	900,000
Net loss for the period	—	—	—	—	—	—	(608,930)	(608,930)

Balance, March 31, 2024	10,938,329	$1,094	8,250,000	$825	$7,816,343	$(600,000)	$(100,689)	$7,117,573

Issuance of follow-on public offering	13,210,000	1,321	—	—	7,307,799	—	—	7,309,120
Net loss for the period	—	—	—	—	—	—	(612,880)	(612,880)

Balance, June 30, 2024	24,148,329	$2,415	8,250,000	$825	$15,124,142	$(600,000)	$(713,569)	$13,813,813

	Common Stock
	Class A		Class B		Additional			Total
	Common		Common		paid-in	Subscription	Retained	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Earnings	Equity
Balance, December 31, 2022	8,416,000	$842	8,250,000	$825	$3,269,317	$(1,800,000)	$374,371	$1,845,355

Stock issuance	—	—	—	—	—	700,000	—	700,000
Net loss for the period	—	—	—	—	—	—	(107,933)	(107,933)

Balance, March 31, 2023	8,416,000	$842	8,250,000	$825	$3,269,317	$(1,100,000)	$266,438	$2,437,422

Net income for the period	—	—	—	—	—	—	155,745	155,745

Balance, June 30, 2023	8,416,000	$842	8,250,000	$825	$3,269,317	$(1,100,000)	$422,183	$2,593,167

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(1,221,810)	$47,812
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of operating lease right-of-use assets	77,801	95,718
Amortization of Intangible Assets	21,786	—
Depreciation	7,636	—
Deferred tax provision	(497,874)	11,389
Changes in operating assets and liabilities:
Accounts receivable	1,413,931	4,939,770
Inventory	1,515,269	(996,990)
Other receivables	(457,892)	87,375
Prepaid expenses and other current assets	31,955	162,515
Deferred revenue	—	—
Other payables and other current liabilities	(20,258)	(101,508)
Operating lease liabilities	(42,564)	(100,718)
Net cash provided by operating activities	827,980	4,145,363

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(220,117)	—
Purchase of property, plant, and equipment	(365,000)	—
Loans made to third parties	(1,000,000)	—
Loans repayments from third parties	672,500
Net cash used in investing activities	(912,617)	—

Cash flows from financing activities:
Proceeds from follow-on public offering, net of expenses	7,309,120	—
Cash paid for warrant termination	(78,125)	—
Proceeds from issuance of common stock under private placement transaction	—	700,000
Repayments of inventory financing	—	(4,164,100)
Proceeds from letter of credit financing	25,971	12,705,140
Repayments of letter of credit financing	(1,030,536)	(14,865,396)
Proceeds from loans from dealer finance	—	340,729
Repayments of loans from dealers finance	—	(211,745)
Proceeds from Line of Credit	—	2,536,154
Repayment of Line of Credit	(104,170)	(665,000)
Repayments of premium finance	(148,621)	—
Repayments of long-term borrowings	(15,676)	(16,275)
Borrowing from a related party	—	28,875
Repayments made to a related party	(13,423)	—
Net cash provided by (used in) financing activities	5,944,540	(3,611,618)

Net increase in cash	5,859,903	533,745
Cash, beginning of period	432,998	58,381
Cash, end of period	$6,292,901	$592,126

Supplemental cash flow information
Cash paid for interest	$15,563	$205,042

Noncash Financing and investing activities:
Fair value of common stock issued for acquisition	$900,000	$—

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

CHEETAH NET SUPPLY CHAIN SERVICE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Cheetah Net Supply Chain Service Inc. (“Cheetah Net” or the “Company”), formerly known as Yuan Qiu Business Group LLC, was established under the laws of the State of North Carolina on August 9, 2016 as a limited liability company (“LLC”). On March 1, 2022, the Company filed articles of incorporation including articles of conversion with the Secretary of State of the State of North Carolina to convert from an LLC to a corporation, and changed its name to Cheetah Net Supply Chain Service Inc. The Company holds 100% of the equity interests in the following entities:

●	(i) Allen-Boy International LLC (“Allen-Boy”), an LLC organized on August 31, 2016 under the laws of the State of Delaware, which was acquired by Cheetah Net from Yingchang Yuan, the previous owner of Allen-Boy who beneficially owns 1,200,000 shares of Class A common stock of Cheetah Net, for a total consideration of $100 on January 1, 2017. Allen-Boy did not have any business activities until acquired by Cheetah Net. Currently, Allen-Boy is engaged in parallel-import vehicle dealership business.
●	(ii) Pacific Consulting LLC (“Pacific”), an LLC organized on January 17, 2019 under the laws of the State of New York, which was acquired by Cheetah Net from Yingchang Yuan, the previous owner of Pacific who beneficially owns 1,200,000 shares of Class A common stock of Cheetah Net, for a total consideration of $100 on February 15, 2019. Pacific did not have any business activities until acquired by Cheetah Net. Currently, Pacific is engaged in parallel-import vehicle dealership business.
●	(iii) Entour Solutions LLC (“Entour”), an LLC organized on April 8, 2021 under the laws of the State of New York, which was acquired by Cheetah Net from Daihan Ding, the previous owner of Entour, for a total consideration of $100 on April 9, 2021. Entour did not have any business activities until acquired by Cheetah Net. Currently, Entour is engaged in parallel-import vehicle dealership business.
●	(iv) Cheetah Net Logistics LLC (“Logistics”), an LLC organized on October 12, 2022 under the laws of the State of New York, whose previous sole member and owner, Hanzhang Li, the previous owner of Logistics, for a total consideration of $100, assigned all his membership interests in Logistics to Cheetah Net on October 19, 2022 . Currently, Logistics is engaged in parallel-import vehicle dealership business.
●	(v) Edward Transit Express Group Inc. (“Edward”), a corporation incorporated on July 14, 2010 under the laws of the State of California, whose previous sole shareholder and owner, Juguang Zhang, transferred all his right, title, and interest in and to all of the issued and outstanding shares of Edward to Cheetah Net for a total consideration of $1,500,000 in cash and Cheetah Net’s Class A common stock through a stock purchase agreement dated January 24, 2024, as amended. Currently, Edward is engaged in ocean and air transportation services.

On May 23, 2024, the Company dissolved two wholly owned subsidiaries, Canaan International LLC, an LLC organized on December 5, 2018 under the laws of the State of North Carolina, and Canaan Limousine LLC, an LLC organized on February 10, 2021 under the laws of the State of South Carolina.

The Company and its wholly owned subsidiaries are engaged in two primary sectors: the parallel-import vehicle dealership business and comprehensive logistics and warehousing business.

Parallel-import Vehicles

In the People’s Republic of China (the “PRC”), parallel-import vehicles refer to vehicles purchased by dealers directly from overseas markets and imported for sale through channels other than brand manufacturers’ official distribution systems. The Company purchases automobiles from the U.S. market through its team of professional purchasing agents and resells the automobiles to parallel-import vehicle dealers in the U.S. and the PRC.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and noted thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K (File No. 001-41761), filed with the SEC on March 18, 2024 (the “Annual Report”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the unaudited condensed consolidated financial statements not misleading have been included. Operating results for the interim period ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All inter-company balances and transactions are eliminated upon consolidation.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash in bank and interest-bearing certificates of deposit with an initial term of three months when purchased.

	June 30,	December 31,
	2024	2023
	(Unaudited)
Cash held in Current Accounts	$5,292,901	$432,998
Certificate of Deposit	1,000,000	—
Total cash and cash equivalents shown in the statements of cash flows	$6,292,901	$432,998

Accounts receivable

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the original amount less an allowance for doubtful accounts. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company usually determines the adequacy of reserves for doubtful accounts based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivable balances, with a corresponding charge recorded in the unaudited condensed consolidated statements of operations. Delinquent account balances are written off against the allowance for doubtful accounts after management has determined that the likelihood of collection is remote. In circumstances in which the Company receives payments for accounts receivable that have previously been written off, the Company reverses the allowance and bad debt expenses. As of June 30, 2024 and December 31, 2023, there was no allowance for doubtful accounts recorded as the Company considers all of the outstanding accounts receivable fully collectible.

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

Inventory

Inventory consists of new vehicles held for sale and are stated at the lower of cost or net realizable value using the specific identification method. The value of inventory mainly includes the cost of auto vehicles purchased from U.S. automobile dealers, non-refundable sales tax, and dealership service fees. The Company reviews its inventory periodically if any reserves are necessary for potential shrinkage. The Company recorded no inventory reserve as of June 30, 2024 and December 31, 2023. Additionally, the Company did not hold any inventory within the logistics and warehousing business segment as of June 30, 2024.

Property, plant, and equipment, net

Property, plant, and equipment are stated at cost less accumulated depreciation and impairment charges. Depreciation is calculated primarily based on the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the assets:

Property, plant, and equipment	Estimated useful life
Motor vehicles	10 years
Leasehold improvements	3-6 years

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expense as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized.

Intangible assets, net

The Company’s intangible assets consist of developed technology, customer relationships, and trade names, which are amortized on a straight-line basis or over their respective useful lives using patterns that reflect the economic benefits the assets are expected to realize. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Amortization of intangible assets is computed using the straight-line method over the estimated useful lives as below:

Intangible assets	Estimated useful life
Developed Technology	7 years
Customer relationships	12 years
Trade names	7 years

The estimated useful lives of intangible assets with finite lives are reassessed if circumstances occur that indicate the original estimated useful lives have changed.

The Company did not recognize any indefinite-lived intangible assets for the six months ended June 30, 2024.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, loans receivable, loans payable, deferred revenue, and other payables and other current liabilities, approximated the fair value of the respective assets and liabilities as of June 30, 2024 and December 31, 2023 based upon the short-term nature of the assets and liabilities.

The Company believes that the carrying amount of long-term loans approximated fair value as of June 30, 2024 and December 31, 2023 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The ROU asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All ROU assets are reviewed for impairment annually. There was no impairment for ROU lease assets as of June 30, 2024 and December 31, 2023.

Goodwill

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

The Company operates in two business segments: parallel-import vehicle dealership and logistics and warehousing services. Revenue from the parallel-import vehicle dealership business is generated from the sales of parallel-import vehicles to both domestic and overseas parallel-import car dealers. It purchases automobiles from the U.S. market through its team of professional purchasing agents, and mainly resells them to parallel-import car dealers in the U.S. and the PRC. In accordance with ASC 606, the Company recognizes revenue at the point in time when the performance obligation has been satisfied and control of the vehicles has been transferred to the dealers. For sales to U.S. domestic parallel-import car dealers, revenue is recognized when a vehicle is delivered, and its title has been transferred to the dealers. For overseas sales, the Company sells vehicles under Cost and Freight (“CFR”) shipping point terms, and revenue is recognized when a vehicle is loaded on a cargo ship and its title has been transferred to the dealers. The Company accounts for the revenue generated from sales of vehicles on a gross basis as the Company is acting as a principal in these transactions, is subject to inventory risk, has latitude in establishing prices, and is responsible for fulfilling the promise to provide customers the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. All of the Company’s contracts have one single performance obligation as the promise is to transfer the individual vehicle to parallel-import vehicle dealers, and there is no separately identifiable other promise in the contracts. The Company’s vehicles are sold with no right of return and the Company does not provide other credits or sales incentives to parallel-import car dealers. Historically, no customer returns have occurred. Therefore, the Company did not provide any sales return allowances for the three months ended June 30, 2024 and 2023.

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

Contract balances and remaining performance obligations

The Company did not have any contract assets or liabilities as of June 30, 2024 and December 31, 2023.

Disaggregation of Revenue

The Company disaggregates its revenue by type and geographic areas, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenue for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue from Parallel-Import Vehicles
U.S. domestic market	$200,297	$5,257,545	$200,297	$6,915,780
Overseas market	—	6,965,481	1,430,951	15,521,688
Revenue from Logistics and Warehousing
U.S. domestic market	50,236	—	99,715	—
Overseas market	43,327	—	70,682	—
Total revenue	$293,860	$12,223,026	$1,801,645	$22,437,468

Geographic information

The Company’s total revenue by geographic area for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
U.S. domestic market	$250,533	$5,257,545	$300,012	$6,915,780
Overseas market	43,327	6,965,481	1,501,633	15,521,688
Total revenue	$293,860	$12,223,026	$1,801,645	$22,437,468

Cost of revenues

Parallel-import Vehicles Segment

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

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records interest and penalties related to an uncertain tax position, is and when required, as part of income tax expenses in the unaudited condensed consolidated statements of operations. The Company does not believe that there were any uncertain tax positions as of June 30, 2024 and December 31, 2023.

The Company and its U.S. operating subsidiaries are subject to the U.S. tax laws. The Company elected to file income taxes as a corporation instead of an LLC for the tax years ended December 31, 2020 through December 31, 2021. As of June 30, 2024, the Company’s consolidated income tax returns for the tax years ended December 31, 2020 through December 31, 2023 remained open for statutory examination by U.S. tax authorities.

(Loss) Earnings per share

The Company computes (loss) earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the six months ended June 30, 2024 and 2023, there were no dilutive shares outstanding.

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

Shipping and handling costs

Shipping and handling costs, which are associated with shipping and delivery of vehicles to automobile dealers, are expensed as incurred and are included in selling expenses in the unaudited condensed consolidated statements of operations. Total shipping and handling expenses were nil and $20,610 for the three and six months ended June 30, 2024, respectively, and $78,252 and $291,712 for the three and six months ended June 30, 2023, respectively.

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

Recent accounting pronouncements

In November 2023, the FASB issued Accounting Standards Update No. 2023-07 (the “Update”), which applies to all public entities that are required to report segment information in accordance with Topic 280, Segment Reporting. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the chief operating decision maker uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company will adopt this Update within its annual reporting period beginning on January 1, 2024 and is evaluating the impact of the adoption on the Company’s consolidated financial statements.

NOTE 3 — ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30,	December 31,
	2024	2023
Accounts receivable
Parallel-import Vehicles	$5,099,841	$6,494,695
Logistics and Warehousing	28,278	—
Less: allowance for doubtful accounts	—	—
Total accounts receivable	$5,128,119	$6,494,695

The Company’s accounts receivable primarily include balances generated from (i) selling parallel-import vehicles to both domestic and overseas parallel-import car dealers and (ii) providing logistics and warehousing services to both domestic and overseas customers, which have not been collected as of the balance sheet dates.

Parallel-import Vehicles Segment

The Company identified four accounts with deferred payments overdue for over 150 days, totaling approximately $3.9 million of the $4.8 million total deferred payment balances as of June 30, 2024, which were backed by third-party guarantees. During the first half of 2024, the Company successfully collected approximately $1.8 million of the December 31, 2023 overdue balance. After a thorough assessment, these accounts were classified as fully collectible despite the delay. As of June 30, 2024, the following table summarizes the Company’s accounts receivable aging:

June 30,
2024
Accounts receivable aging:
Less than 150 days	$262,905
151-180 days	104,307
181-210 days	193,578
Over 210 days	4,539,051
Less: allowance for doubtful accounts	—
Total accounts receivable	$5,099,841

The accounts receivable transactions in connection with letters of credit with book value of $1,084,775 were pledged as collateral to guarantee the Company’s borrowings from two third-party lending companies as of December 31, 2023 (see Note 9). There were none pledged as collateral as of June 30, 2024. As of the date of this report, the Company has collected approximately $0.5 million in accounts receivable. The Company continuously monitors the collection of accounts receivable and will make adjustments as necessary based on the ongoing assessment of credit risk and payment performance.

NOTE 4 — LOANS RECEIVABLE

Loans receivable consisted of the following:

	June 30,	December 31,
	2024	2023
Vehicle pledge loan receivable	$—	$172,500
Short-term loan	$1,000,000	500,000
Total loans receivable	$1,000,000	$672,500

On December 6, 2023, the Company entered into two vehicle pledge loan agreements with a customer, securing the loans with the customer’s vehicle inventory. The aggregate principal for these loans was set at $172,500, determined as 90% of each pledged vehicles’ manufacturer’s suggested retail price. The initial term of each agreement was 90 days. The loans had an annual interest rate of 14.4% for the first 90 days and 18.0% for any duration beyond that. As of June 30, 2024, both vehicle pledge loans were repaid.

On December 11, 2023, the Company provided an unsecured short-term loan to one of its customers. The principal amount of the loan was $500,000. This loan carried an annual interest rate of 12.0% and was originally set to mature on February 12, 2024. However, on the maturity date, the Company and the borrower agreed to amend the terms of the loan to extend the maturity date to June 12, 2024, and increase the annual interest rate to 18.0% for the extension period. No impairment is required as the loan had been assessed as collectible. Interest accrued through February 12, 2024, remained at the original rate of 12.0% per annum, and any interest accruing after this date was subject to the new rate of 18.0% per annum. As of June 30, 2024, the customer had fully repaid the principal of the loan.

On June 20, 2024, the Company entered into an unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan was $1,000,000. This loan carried an annual interest rate of 12.0% and was set to mature in 12 months.

Interest income for the three and six months ended June 30, 2024 was $22,326 and $49,072, respectively. These amounts were accrued and recognized as interest receivable. The balance as of June 30, 2024 has been fully collected as of the date of this quarterly report.

NOTE 5 — OTHER RECEIVABLES

Other receivables consisted of the following:

	June 30, 2024	December 31, 2023
	(Unaudited)
Parallel-import Vehicles:
Vehicle Deposit(1)	$100,800	$162,159
Rent Deposit	17,375	22,095
Sales Tax Refundable(2)	42,835	217,892
Interest Receivable	49,080	5,423
Others(3)	673,991	3,351
Logistics and Warehousing
Custom Duties Receivable (4)	4,019	—
Others	23,397	—
Subtotal	911,497	410,920
Less: Allowance for doubtful accounts	—	—
Total Other Receivables	$911,497	$410,920
(1)	Vehicle deposits represent security deposits paid to U.S. automobile dealers to reserve vehicles.
(2)	Sales tax refundable represents vehicle sales tax exempted in some states and to be refunded by the tax authorities.
(3)	Includes $672,984 in accounts receivable collected through a third party on behalf of the Company.
(4)	Custom Duties receivable represent fees paid to U.S. customs on behalf of customers.

NOTE 6 — PROPERTY, PLANT, AND EQUIPMENT, NET

Property consisted of the following:

	Estimated Useful Life
	in Years	June 30, 2024	December 31, 2023
Motor Vehicles	10	$365,000	—
Leasehold improvements	3-6	60,795	—
Sub total		425,795	—
Less accumulated depreciation		(7,636)	—
Property, plant, and equipment, net		$418,159	$—

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

The short-term lease runs month-to-month from January 1, 2024 to August 31, 2024. Both operating lease expense and short-term lease expense are recognized in general and administrative expenses. The components of lease expense for the six months ended June 30, 2024 and 2023 were as follows:

	For the Six Months Ended
	June 30,
	2024	2023
Leases expense
Operating lease expense	$119,703	$130,280
Short-term lease expense	47,849	—
Total leases expense	$167,552	$130,280

	June 30, 2024	December 31, 2023
Right-of-use assets	$758,647	$190,823

Operating lease liabilities – current	$156,460	$39,703
Operating lease liabilities – non-current	592,904	151,121
Total operating lease liabilities	$749,364	$190,824

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	3.84	3.17
Weighted average discount rate *	12.2%	17.8%

*The Company used weighted average incremental borrowing rate of 12.2% per annum for its lease contracts based on the Company’s current borrowings from various financial institutions.

During the three months ended June 30, 2024 and 2023, the Company incurred total operating lease expenses of $81,347 and $74,675, respectively. During the six months ended June 30, 2024 and 2023, the Company incurred total operating lease expenses of $167,552 and $130,280, respectively.

As of June 30, 2024, future maturities of lease liabilities were as follows:

Fiscal Years	Amount
2024 (excluding the six months ended June 30, 2024)	$123,534
2025	253,349
2026	262,664
2027	199,776
Thereafter	126,976
Total lease payments	966,299
Less: imputed interest	(216,935)
Present value of lease liabilities	$749,364

NOTE 8 — Intangible Asset and Goodwill

On January 24, 2024, Cheetah Net entered into a Stock Purchase Agreement to acquire 100% of Edward. The transaction closed on February 2, 2024. The gross purchase price was $1.5 million. Consideration paid consisted of $0.3 million of cash and the issuance of 1,272,329 shares of Cheetah Net’s Class A common stock with a market value of $1.2 million. In accordance with ASC 805, Business Combinations (“ASC 805”), the fair value of the stock consideration was $0.9 million at the time of the transaction, reflecting a 25% discount to the market value as determined by a third-party appraisal firm after performing a comprehensive evaluation of the impact of the lock up period on the stock’s market ability and liquidity.

The purchase price was initially recorded on a preliminary basis as of February 2, 2024. The assets acquired and liabilities assumed were estimated based on management’s estimates, available information, and supportable assumptions that management considered reasonable. During the second quarter, the Company finalized the purchase price allocation. As a result, adjustments were made, particularly concerning the deferred tax liability related to intangible assets, which led to a corresponding adjustment in the value of goodwill. The final valuation of assets acquired and liabilities assumed was reflected in the financial statements as of June 30, 2024 and shown below.

	As of June 30, 2024	As of March 31, 2024	Change
	Finalized value	Preliminary value	Amount
Acquired assets acquired and (liabilities):
Cash	$79,883	$79,883	$—
Accounts Receivable	47,354	47,354	—
Other Current Assets	42,685	42,685	—
Right-of-use Lease Asset	645,625	645,625	—
Fixed Assets	60,795	60,795	—
Developed Technology	120,000	120,000	—
Customer Relationships	360,000	360,000	—
Trade Names	36,000	36,000	—
Goodwill	568,532	437,382	131,150
Other Noncurrent Assets	27,000	27,000	—
Accounts Payable	(34,686)	(34,686)	—
Accrued Expenses Payable	(20,933)	(20,933)	—
Deferred Tax Liability	(131,150)	—	(131,150)
Operating Lease Liability, Current	(94,548)	(94,548)	—
Operating Lease Liability, Long Term	(506,557)	(506,557)	—
Total Purchase Consideration	$1,200,000	$1,200,000	$—

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

Amortization of intangible assets with finite lives are computed using the straight-line method over the estimated useful lives as below:

Intangible Assets	Estimated Useful Lives (month)
Developed Technology	84
Customer Relationships	144
Trade Names	84

During the three months ended June 30, 2024 and 2023, the Company incurred accumulated amortization expenses of $13,071 and nil, respectively. During the six months ended June 30, 2024 and 2023, the Company incurred accumulated amortization expenses of $21,786 and nil, respectively.

NOTE 9 — LETTER OF CREDIT FINANCING (“LC FINANCING”)

The Company entered into a series of loan agreements with three third-party companies for working capital funding purposes during the six months ended June 30, 2024 and 2023. Pursuant to the agreements, loans payable from LC financing were collateralized by letters of credit from overseas sales of parallel-import vehicles. Interest expense is calculated based on the actual number of days elapsed at an interest rate of 18.0% per annum.

The LC financing amounted to $1,004,565 as of December 31, 2023. There was no balance as of June 30, 2024. Interest expense for LC financing was nil and $23,123 for the three and six months ended June 30, 2024, respectively, and $251,031 and $581,456 for the three and six months ended June 30, 2023, respectively. The accounts receivable transactions in connection with letters of credit having book values of $1,084,775 were pledged as collateral to guarantee the Company’s borrowings from these two third-party lending companies as of December 31, 2023. There were no accounts receivable pledged as collateral as of June 30, 2024. (see Note 3).

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

During the three and six months ended June 30, 2024, the Company did not borrow under the revolving lines of credit. The Company repaid $104,170 during the three months ended June 30, 2024. As of June 30, 2024 and December 31, 2023, the revolving lines of credit balance was $584,541 and $688,711. Interest expense incurred under the revolving lines of credit was $27,899 and $59,235 for the three and six months ended June 30, 2024, respectively, and $57,398 for the three and six months ended June 30, 2023, respectively.

NOTE 11 — PREMIUM FINANCE

On July 31, 2023, the Company entered into a Premium Finance Agreement (the “Premium Finance Agreement”) with National Partners PFco, LLC. Pursuant to the Premium Finance Agreement, the Company borrowed $221,139 for the purchase of its directors and officers insurance, at an annual interest rate of 7.75%.

The premium finance amounted to nil and $148,621 as of June 30, 2024 and December 31, 2023, respectively. Interest expense incurred related to the Premium Finance Agreement was $996 for the three and six months ended June 30, 2024, respectively. No interest expense was incurred related to the Premium Finance Agreement during the three and six months ended June 30, 2023.

NOTE 12 — LONG-TERM BORROWINGS

Long-term borrowings consisted of the following:

	June 30,	December 31,
	2024	2023
Small Business Administration(1)	$474,576	$479,124
Thread Capital Inc.(2)	187,360	198,488
Total long-term borrowings	$661,936	$677,612

Current portion of long-term borrowings	$33,721	$32,887

Non-current portion of long-term borrowings	$628,215	$644,725
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

The future maturities of the SBA loan as of June 30, 2024 were as follows:

Fiscal Years	Future repayment
2024 (excluding the six months ended June 30, 2024)	$6,044
2025	11,024
2026	11,474
2027	11,942
2028	12,429
Thereafter	421,663
Total	$474,576

(2)

On May 15, 2020, the Company entered into a loan agreement with Thread Capital Inc. (“Thread Capital”) to borrow $50,000 as working capital with a maturity date of November 1, 2024. The loan bore a fixed interest rate of 5.50% per annum. This loan agreement was subsequently terminated on May 17, 2021, at which time the Company entered into a new loan agreement with Thread Capital to borrow an additional $171,300 as working capital. In the aggregate, the Company’s borrowings from Thread Capital amounted to $221,300 with a maturity date of May 1, 2031. Interest is payable at a fixed annual interest rate of 0.25% between June 1, 2021 and November 30, 2022. Beginning from December 1, 2022, the loan bears a fixed annual interest rate of 5.5%, and the Company is required to make a monthly installment payment of $2,721 within the remaining term of loan, with the last installment to be paid in May 2031.

The future maturities of the loan from Thread Capital as of June 30, 2024 were as follows:

Fiscal Years	Future repayment
2024 (excluding the six months ended June 30, 2024)	$11,167
2025	23,553
2026	24,881
2027	26,285
2028	27,768
Thereafter	73,706
Total	$187,360

For the above-mentioned long-term borrowings, the Company recorded interest expense of $8,011 and $15,563 for the three and six months ended June 30, 2024, respectively, and $7,849 and $15,794 for the three and six months ended June 30, 2023, respectively.

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

During the three and six months ended June 30, 2024, the Company did not borrow any amounts from Mr. Huan Liu. Repayments made to Mr. Huan Liu totaled $13,423 for the six months ended June 30, 2024, all of which occurred in the first quarter. No payments were made to Mr. Huan Liu during the three and six months ended June 30, 2023. There was no balance due to Mr. Huan Liu as of June 30, 2024.

NOTE 14 — INCOME TAXES

The Company and its operating subsidiaries in the United States are subject to federal and various state income taxes. The Company elected to file income taxes as a corporation instead of an LLC for the tax years ended December 31, 2020 through December 31, 2023.

(i)	The components of the income tax provision were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Current:
Federal	$—	$(9,517)	$(128)	$2,400
State	(700)	(1,283)	4,456	220
Total current income tax provision	(700)	(10,800)	4,328	2,620
Deferred:
Federal	(171,087)	50,633	(337,235)	16,466
State	(75,488)	17,164	(160,082)	(5,077)
Total deferred income tax expenses (benefits)	(246,575)	67,797	(497,317)	11,389
Total income tax benefit	$(247,275)	$56,997	$(492,989)	$14,009

(ii)	Reconciliations of the statutory income tax rate to the effective income tax rate were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Federal statutory tax rate	$21.0%	$21.0%	$21.0%	$21.0%
State statutory tax rate	6.9%	5.8%	7.5%	(6.2)%
Non-deductible expenses	0.0%	0.0%	0.0%	0.2%
Non-taxable income	0.6%	0.0%	0.3%	7.7%
Effective tax rate	$28.5%	$26.8%	$28.8%	$22.7%

(iii)	Deferred tax assets, net were composed of the following:

	June 30,	December 31,
	2024	2023
	(Unaudited)
Deferred tax assets:
Net operating loss carry forwards	532,906	47,905
Lease Liability	175,067	—
Total deferred tax assets	707,973	47,905

Deferred tax liabilities:
Intangible assets	(115,459)	—
Fixed assets	(1,283)	—
Right of use assets	(177,236)	—
Others	635
Total deferred tax liabilities	(293,343)	—

Total deferred tax assets, net	414,630	47,905

As of December 31, 2023, the Company had a cumulative U.S. federal net operating loss (“NOL”) of $47,905, which may reduce future federal taxable income. During the six months ended June 30, 2024, the Company’s operations accumulated a NOL of $1,666,246, resulting in a cumulative U.S. federal NOL of $1,877,582, as of June 30, 2024, which is carried forward indefinitely. As of June 30, 2024, the Company also had a cumulative State NOL of $1,984,852, which may reduce future State taxable income, and the State NOL balance as of June 30, 2024 will expire beginning in 2041.

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

NOTE 15 — CONCENTRATIONS

Political and economic risk

The operations of the Company are in the U.S. and the Company’s primary market is in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by political, economic, and legal environments in the U.S. and the PRC, as well as by the general states of the U.S. and the PRC economy. The Company’s results may be adversely affected by changes in the political, regulatory, and social conditions in the U.S. and the PRC. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations, including its organization and structure disclosed in Note 1, such experience may not be indicative of future results.

Credit risk

As of June 30, 2024 and December 31, 2023, all of the Company’s cash was on deposit at financial institutions in the U.S., which are insured by the Federal Deposit Insurance Corporation subject to certain limitations. The Company has not experienced any losses in such accounts.

Accounts receivable in our parallel - import vehicle business are typically unsecured and derived from revenue earned from parallel-import car dealers, thereby exposing the Company to credit risk. This risk is mitigated by the Company’s assessment of its parallel-import car dealers’ creditworthiness and its ongoing monitoring of outstanding balances.

Concentrations

The Company’s major customers are parallel-import automobile dealers. For the six months ended June 30, 2024, two parallel-import car dealer accounted for 100% (87.7% and 12.3%, respectively) of the Company’s revenue from parallel-import vehicles. For the six months ended June 30, 2023, three parallel-import car dealers accounted for 100% (41.5%, 30.8%, and 27.7%, respectively) of the Company’s total revenue.

As of June 30, 2024, three parallel-import car dealers in our parallel-import vehicles segment accounted for 93.5% (52.4%, 26.2%, and 14.9%, respectively) of the accounts receivable balance.

As of December 31, 2023, three parallel-import car dealers accounted for approximately 98.0% (58.1%, 28.2%, and 11.7%, respectively) of the accounts receivable balance.

During the three and six months ended June 30, 2024, the Company did not purchase any vehicles. During the three and six months ended June 30, 2023, one U.S.-based automobile dealership accounted for approximately 5.5% and 9.9%, respectively, of the Company’s total purchases.

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

On May 14, 2024, the Company entered into a placement agency agreement with AC Sunshine Securities LLC on a best efforts basis, relating to the Company’s public offering (the “May Offering”) of 13,210,000 shares of Class A common stock for a price of $0.62 per share, less certain placement agent fees. On the same day, the Company entered into a securities purchase agreement with purchasers identified therein. On May 15, 2024, the Company closed the May Offering pursuant to the prospectus included in its registration statement on Form S – 1, as amended (File No. 333 – 276300), which was initially filed with the SEC on December 28, 2023, and declared effective by the SEC on April 26, 2024, and a registration statement on Form S – 1 (File No. 333 – 279388) filed on May 13, 2024, pursuant to Rule 462 (b) of the Securities Act of 1933, as amended. The May Offering resulted in gross proceeds to the Company of approximately $8.19 million, before deducting placement agent fees and other offering expenses and fees.

As of June 30, 2024, there were 24,148,329 shares of Class A common stock and 8,250,000 shares of Class B common stock issued and outstanding.

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

NOTE 17 — COMMITMENTS AND CONTINGENCIES

On February 23, 2023, the Company filed a complaint in the Supreme Court of the State of New York County against Stefanie A. Rehfeld (the “Defendant”), alleging breach of contract as the Defendant had misappropriated an automobile belonging to the assets of the Company. Pursuant to an independent contractor agreement dated June 30, 2022 between the Company and the Defendant, the Company hired the Defendant to locate and acquire certain new model luxury vehicles. The Company was obligated to fully fund the purchase of each vehicle, and the Defendant was required to locate and acquire the vehicle and turn over title and possession to the Company in exchange for a commission fee. In February 2023, after the Company fully funded the purchase of a 2023 Mercedes Benz GLS 450 (the “Mercedes”) for a total amount of $102,593.50, the Defendant obtained the possession of the Mercedes from a Mercedes Benz dealership and signed a bill of sale with the Company, whereby she agreed to sell, transfer, and convey the title of the Mercedes to the Company. However, the Defendant drove the Mercedes away and failed to transfer the title of the Mercedes to the Company as scheduled. Therefore, the Company is seeking to require the Defendant to transfer title and deliver possession of the Mercedes to the Company and recover the costs incurred in retrieving the car, or alternatively, the monetary damages resulting from the Defendant’s misappropriation of the Mercedes, including the court costs and attorneys’ fees and expenses reasonably incurred. On April 25, 2023, the Supreme Court of the State of New York County granted the Company’s motion for summary judgment on its second and fourth causes of action, ruling in favor of the Company. On August 7, 2024, an inquest was conducted to determine the precise amount owed to the Company. Based on the outcome of the current motion and the Company’s overall assessment of the case, the Company believes it will be successful in this litigation. As of the date of this quarterly report, the Mercedes has been found by the police and returned to the Company.

NOTE 18 — SUBSEQUENT EVENTS

On July 2, 2024, the Company’s stockholders approved its third amended and restated articles of incorporation, which specifies that the Company is authorized to issue 891,750,000 shares of Class A common stock, par value $0.0001 per share, and 108,250,000 shares of Class B common stock, par value $0.0001 per share. The Company also has the authority to issue 500,000 shares of preferred stock as deemed necessary with a par value per share equal to the par value per share of the Class A common stock.

On July 11, 2024, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC, notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s Class A common stock was below $1.00 per share, which is the minimum closing bid price required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also specifies that the Company is provided a compliance period of 180 calendar days (under certain circumstances, an additional 180 calendar days period may be provided) to regain compliance with the minimum closing bid price requirement. If the Company fails to regain compliance during the specified compliance period(s), the Class A common stock will be subject to delisting.

On July 19, 2024, the Company entered into a lease agreement (the “Lease”) with Zina Development, LLC, a California LLC (the “Lessor”), for office space of approximately 15,000 square feet located at 8707 Research Drive, Irvine, CA 92618 (the “Property”). The Company plans to use the Property for general office purposes. The Lease commenced on July 23, 2024 and will expire on July 31, 2027. The monthly base rent ranges from $42,000 to $45,427, adjusted gradually over the Lease’s term. The Company posted a security deposit of $100,000, which is subject to use by the Lessor under certain circumstances, per the terms of the Lease. The Lease also contains customary termination, renewal, and expense arrangement provisions.

On July 22, 2024, the Company entered into a short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan was $1,500,000. This loan carried an annual interest rate of 12.0% and was set to mature in 12 months.

On July 25, 2024, the Company entered into a securities purchase agreement with certain institutional investors for a follow-on offering of 6,479,663 shares of its Class A common stock, par value $0.0001 per share, at a price of $0.23 per share. On the same day, the Company entered into a placement agency with FT Global Capital, Inc., who acted as the exclusive placement agent on a best efforts basis in connection with such offering. Pursuant to the placement agency agreement, the Company agreed to pay the FT Global Capital, Inc. a cash fee of 7.25% of the aggregate purchase price for the shares of Class A common stock sold in the offering, and to reimburse FT Global Capital, Inc. for its expenses up to $90,000 in the aggregate. The Company closed the offering on July 26, 2024. The Company intends to use the net proceeds received from the offering for working capital and general corporate purposes.

On August 1, 2024, the Company entered into a premium finance agreement (the “Premium Finance Agreement”) with ETI Financial Corporation to finance the purchase of its directors and officers’ insurance. Pursuant to the Premium Finance Agreement, the Company borrowed $205,774.80 at an annual interest rate of 8.51%. The loan is structured to be repaid in 10 monthly installments, starting with the first payment on September 1, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” section included in our registration statement on Form S-1 (File No. 333-280743), as amended, which was initially filed with the SEC on July 10, 2024 and declared effective by the SEC on July 15, 2024.

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

Business Overview and Recent Developing Trends

We are a provider of warehousing and logistics services, historically in connection with the sale of parallel-import vehicles sourced in the U.S. to be sold in the PRC market, and more recently for the transportation of other goods between the U.S. and the PRC. We began our operations in 2016 exclusively as a parallel-import vehicle dealer for luxury brand automobiles but have now focused on facilitating non-vehicle trade in view of the continued weakness for imported automobiles in the PRC.

From 2016 to the first half of 2022, we experienced significant growth in sales volume, revenue, and gross profit due to our core strengths and a favorable economic climate. Since the second half of 2023, the market for new luxury vehicles in the PRC has been negatively impacted by weak economic conditions and a shift in consumer demand towards electric vehicles (“EVs”), mainly those produced domestically by PRC manufacturers. Luxury import brand dealers have responded to these threats by discounting the sale price of their vehicles, which has lately prevented us from generating a profit from the sale of parallel import vehicles. These adverse market conditions have continued in the first half of 2024 and we are unable to predict the point at which a positive spread between the price of vehicles sourced from brand manufacturers’ official distribution systems compared with those sourced via the parallel-import market will return.

To diversify our revenue and further leverage our in-depth expertise in the parallel-import vehicle industry, we have embarked on a plan to acquire logistics and warehousing businesses with the goals to reduce costs and increase efficiency in managing the transaction cycle. In February 2024, we successfully completed the acquisition of Edward Transit Express Group Inc. (“Edward”) and started providing our own logistics and warehousing services. For the six months ended June 30, 2024, we generated revenues of approximately $0.2 million from logistics and warehousing services, representing approximately 31.8% of our total revenues for the period.

We are committed to streamlining operations to reduce costs, enhance efficiency, and attract new clients. Management believes these strategic initiatives will position the Company for sustainable growth and increased market share.

Results of Operations

Revenues

The Company operates in two business segments: parallel-import vehicle sales and logistics and warehousing services. Revenue from the parallel-import vehicle dealership business is generated from the sale of parallel-import vehicles to both domestic and overseas parallel-import car dealers. We purchase automobiles from the U.S. market through our team of professional purchasing agents, and resell them mainly to parallel-import car dealers in the U.S. and the PRC. In accordance with ASC 606, we recognize revenue when the performance obligation has been satisfied and control of the vehicles has been transferred to the dealers. For sales to U.S. domestic parallel-import car dealers, revenue is recognized when a vehicle is delivered, and its title has been transferred to the dealers. For overseas sales, the Company sells vehicles under CFR shipping terms, and revenue is recognized when a vehicle is loaded on a cargo ship and its title has been transferred to the dealers. We account for the revenue generated from sales of vehicles on a gross basis as we are acting as a principal in these transactions, are subject to inventory risk, have latitude in establishing prices, and are responsible for fulfilling customer orders.

In the logistics and warehousing services segment, revenue from freight forwarding services, both export and import, is recognized when the services are provided, based on the relative transit time. Our role as the principal in these services involves managing the entire shipping process from origin to destination, allowing revenue recognition on a gross basis throughout the transit period. For warehousing services, revenue is primarily derived from storage fees, which are recognized based on the actual number of days the goods are stored in the warehouse while awaiting further transportation.

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

Interest Expense, Net

In the past, to improve our cash flow and support parallel-import vehicles business, we obtained loans from finance companies through (i) LC financing by using letters of credit from our international customers in overseas sales of parallel-import vehicles as collateral, and (ii) accessing revolving lines of credit to further support our operations and strategic initiatives. Accrued interest is recorded as interest expense.

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

Risks and uncertainties related to our business include, but are not limited to, the following:

●	Changes in consumer demand in the Chinese market towards fuel-efficient vehicles and EVs, or a general declining purchasing power of PRC consumers, may adversely affect our vehicle sales volumes and results of operations;
●	The PRC government policies on the purchase and ownership of automobiles and stricter emissions standards may reduce the market demand for the automobiles we sell and thus negatively affect our business and growth prospects;

●	Any adverse change in political relations between the PRC and the U.S. or any other country where those brands originate, including the ongoing trade conflicts between the U.S. and the PRC, may negatively affect our business;
●	The ongoing military conflicts between Russia and Ukraine and between Israel and several of its regional adversaries could materially and adversely affect the global economy and capital markets, including significant volatility in commodity prices, especially energy prices, credit and capital markets, as well as supply chain interruptions; and
●	Inflation in the economy may result in higher interest rates and capital costs, shipping costs, supply shortages, and increased costs of labor, and may adversely affect our liquidity, business, financial condition, and results of operations, particularly if we are unable to achieve commensurate increases in the prices we charge our customers.

Our business, financial condition, and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics, and other catastrophic incidents, which could significantly disrupt our operations.

Comparison of Results of Operations for the periods presented:

	Three months ended June 30,				Change		Six Months Ended June 30,				Change
	2024		2023		Amount	%	2024		2023		Amount	%
	USD	%	USD	%			USD	%	USD	%
Revenues
Parallel-import Vehicles	$200,297	68.2%	$12,223,026	100.0%	$(12,022,729)	(98.4)%	$1,631,248	90.5%	$22,437,468	100.0%	$(20,806,220)	(92.7)%
Logistics and Warehousing	93,563	31.8%	—	—%	93,563	100.0%	170,397	9.5%	—	—%	170,397	100.0%
Total Revenues	293,860	100.0%	12,223,026	100.0%	(11,929,167)	(97.6)%	1,801,645	100.0%	22,437,468	100.0%	(20,635,823)	(92.0)%

Cost of Revenues
Cost of vehicles	200,297	68.3%	10,319,991	84.4%	(10,119,694)	(98.1)%	1,515,270	84.2%	18,824,494	83.9%	(17,309,224)	(92.0)%
Fulfillment expenses	15,537	5.3%	650,666	5.3%	(635,129)	(97.6)%	140,798	7.8%	1,217,548	5.4%	(1,076,750)	(88.4)%
Ocean Freight Costs	45,598	15.5%	—	—%	45,598	100.0%	88,098	4.9%	—	—%	88,098	100.0%
Total cost of revenues	261,432	89.1%	10,970,657	89.7%	(10,709,225)	(97.6)%	1,744,166	96.9%	20,042,042	89.3%	(18,297,876)	(91.3)%

Gross Profit (Loss)	32,428	11.0%	1,252,369	10.3%	(1,219,941)	(97.4)%	57,479	3.2%	2,395,426	10.7%	(2,337,947)	(97.6)%

Selling expenses	19,422	6.6%	141,340	1.2%	(121,918)	(86.3)%	98,262	5.5%	419,123	1.9%	(320,861)	(76.6)%
General and administrative expenses	865,354	294.5%	565,400	4.6%	299,954	53.1%	1,632,996	90.6%	1,146,470	5.1%	486,526	42.4%
Total operating expenses	884,776	301.1%	706,740	5.8%	178,036	25.2%	1,731,258	96.1%	1,565,593	7.0%	165,665	10.6%

(Loss) Income From Operations	(852,348)	(290.1)%	545,629	4.5%	(1,397,977)	(256.2)%	(1,673,779)	(92.9)%	829,833	3.7%	(2,503,612)	(301.7)%

Other (Expense) Income
Interest expense, net	(36,200)	(12.3)%	(334,855)	(2.7)%	298,655	(89.2)%	(98,965)	(5.5)%	(771,914)	(3.4)%	672,949	(87.2)%
Other income, net	28,393	9.7%	1,968	—%	26,425	1,342.7%	57,945	3.2%	3,902	—%	54,043	1,385.0%
Total other expense, net	(7,807)	(2.6)%	(332,887)	(2.7)%	325,080	(97.7)%	(41,020)	(2.3)%	(768,012)	(3.4)%	726,992	(94.7)%

(Loss) Income before Income Tax Provision	(860,155)	(292.7)%	212,742	1.8%	(1,072,897)	(504.3)%	(1,714,799)	(95.2)%	61,821	0.3%	(1,776,620)	(2,873.8)%

Income tax (benefit) provision	(247,275)	(84.1)%	56,997	0.5%	(304,272)	(533.8)%	(492,989)	(27.4)%	14,009	0.1%	(506,998)	(3,619.1)%
Net (Loss) Income	$(612,880)	(208.6)%	$155,745	1.3%	$(768,625)	(493.5)%	$(1,221,810)	(67.8)%	$47,812	0.2%	$(1,269,622)	(2,655.4)%

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenues

For the three months ended June 30, 2024 and 2023, revenue decreased by $11.9 million, or 97.6%, from approximately $12.2 million to $0.3 million. This substantial decrease was primarily due to the continued decline in our parallel-import vehicles business. The newly established logistics and warehousing segment, operational since the acquisition of Edward in February 2024, generated revenue of $0.1 million, representing about 31.8% to our total revenues for the three months ended June 30, 2024.

Parallel-import Vehicles Segment

We continue to face significant challenges in the parallel-import vehicle market. Revenue from vehicle sales decreased by $12.0 million, or 98.4%, from approximately $12.2 million for the three months ended June 30, 2023 to $0.2 million for the three months ended June 30, 2024. The decrease was primarily due to the ongoing economic weakness in the PRC and a sustained shift in consumer preferences towards domestically produced EVs. Additionally, more aggressive pricing strategies adopted by luxury import brand manufacturers have further compressed our margins in this segment. These evolving market dynamics have led to a reduction in our vehicle sales volume and associated revenues. For the three months ended June 30, 2024, we sold one vehicle, compared with 93 for the three months ended June 30, 2023.

	Three Months Ended June 30,
	2024	2023	Change Amount	Change %
Revenue from parallel-import vehicles:
U.S. domestic market	$200,297	$5,257,545	$(5,057,248)	(96.2)%
Overseas market	—	6,695,481	(6,695,481)	(100.0)%
Total	$200,297	$12,223,026	$(12,022,729)	(98.4)%

Cost of Revenue from Parallel-import Vehicles

	Three Months Ended June 30,
	2024	2023	Change Amount	Change %
Cost of Revenue from parallel-import vehicles sold
Cost of Vehicles sold	$200,297	$10,319,991	$(10,119,694)	(98.1)%
Fulfillment Expenses	15,537	650,666	(635,129)	(97.6)%
Total Cost of Revenue from parallel-import vehicles sold	$215,834	$10,970,657	$(10,754,823)	(98.0)%

Our total cost of revenue from parallel-import vehicles sold decreased by approximately $10.8 million, or 98.0%, to $0.2 million for the three months ended June 30, 2024 from $11.0 million for the same period of 2023. For the three months ended June 30, 2024 and 2023, total cost as a percentage of revenue was 107.8% and 89.8%, respectively. Our total cost of revenue from parallel-import vehicles sold decreased in line with the reduced revenue.

Cost of Vehicles

Total cost of vehicles sold decreased by $10.1 million, or 98.1%, to $0.2 million for the three months ended June 30, 2024 from $10.3 million for the three months ended June 30, 2023. We sold one vehicle during the three months ended June 30, 2024, and 93 vehicles during the three months ended June 30, 2023.

The cost of vehicles sold was 100.0% and approximately 84.4% of revenue from parallel-import vehicles for the three months ended June 30, 2024 and 2023, respectively. We expedited the sale of the remaining inventory in response to weak market conditions in order to optimize asset turnover and manage inventory risk.

Fulfillment Expenses

Fulfillment expenses decreased by approximately $0.6 million, or 97.6%, to $15,537 for the three months ended June 30, 2024 from $0.6 million for the three months ended June 30, 2023. This substantial reduction in fulfillment expenses resulted from the continued effect of our strategic decision in the fourth quarter of 2023 to halt new vehicle procurement. As a consequence, during the second quarter of 2024, we sold only one vehicle, significantly reducing associated costs such as buyer commissions, vehicle storage and towing fees, insurance, and consulting fees.

Logistics and Warehousing Segment

For the three months ended June 30, 2024, we reported total revenue of $93,563 generated from logistics and warehousing services, of which $20,160 was derived from vehicle-related services. The remaining service revenue amounting to $73,403 was generated from services for goods other than vehicles. We began recording logistics and warehousing revenue as of the date of the Edward acquisition on February 2, 2024. As of June 30, 2024, our logistics and warehousing services catered to 21 customers from various regions, including the PRC, Hong Kong, Vietnam, and the United States.

Gross Profit

Gross profit from the combined business segments during the second quarter of 2024 decreased by approximately $1.2 million, or 97.4%, compared with the second quarter of 2023. As a percentage of revenue, the gross margin increased from 10.2% for the three months ended June 30, 2023, to 11.0% for the three months ended June 30, 2024.

Operating Expenses

General and Administrative Expenses

	Three Months Ended June 30,
	2024	2023	Amount	%
General and Administrative Expenses
Payroll and Benefits	$335,867	$179,739	$156,128	86.9%
Rental and Leases	81,348	74,675	6,673	8.9%
Travel and Entertainment	7,962	17,305	(9,343)	(54.0)%
Legal and Accounting Fees	196,147	227,672	(31,525)	(13.8)%
Recruiting Fees	81,598	3,112	78,486	2,521.8%
Bank charges and fees	1,545	17,840	(16,295)	(91.3)%
Insurance Expenses	86,467	3,118	83,349	2,673.1%
Depreciation and Amortization Expenses	18,537	—	18,537	100.0%
Others	55,884	41,939	13,945	33.3%
Total General and Administrative Expenses	$865,354	$565,400	$299,954	53.1%

General and administrative expenses increased by $0.3 million, or 53.1%, to $0.9 million for the three months ended June 30, 2024 from $0.6 million for the three months ended June 30, 2023, primarily due to increases in (i) personnel-related expenses to support the newly launched logistics and warehousing segment, (ii) recurring expenses associated with new business lines, aligning with our strategic shift towards logistics and warehousing, (iii) depreciation and amortization expenses, primarily due to the acquisition of new fixed assets and additional intangible assets from the Edward acquisition, as detailed in Notes 6 and 8; and (iv) insurance expenses due to higher costs associated with directors and officers insurance.

Selling expenses decreased significantly during the second quarter of 2024 to approximately $20,000, from $0.1 million for the second quarter of 2023. This decrease was the result of the contraction in vehicle sales volume, reflecting the current market demand dynamics. Selling expense as a percentage of revenue was 6.6% and 1.2% for the three months ended June 30, 2024 and 2023, respectively.

Other (Expense) Income

Interest Expense, net

	For the Three Months Ended June 30,
	2024	2023	Amount	%
Inventory Financing	$—	$14,246	$(14,246)	(100.0)%
LC Financing	—	251,031	(251,031)	(100.0)%
Dealers Finance Charges	—	2,850	(2,850)	(100.0)%
Other Loan Interest	8,011	7,849	162	2.1%
Line of Credit Interest	27,899	57,398	(29,499)	(51.4)%
Credit Card Interest	290	1,481	(1,191)	(80.4)%
Total Interest Expense	$36,200	$334,855	$(298,655)	(89.2)%

Interest expense decreased significantly by approximately $0.3 million, or 89.2%, to approximately $40,000 for the three months ended June 30, 2024, from $0.3 million for the three months ended June 30, 2023, primarily due to (i) no new inventory or LC financing activities, and (ii) cash generated from the completion of our IPO in the third quarter of 2023, followed by follow-on offerings in May and July 2024, which collectively resulted in a substantial capital infusion that was partially used to pay down debt.

Provision for Income Taxes

Our provision for income tax benefit was $0.2 million for the three months ended June 30, 2024, compared with a provision for income taxes of approximately $60,000 for the same period in 2023, respectively.

Comparison of the Six Months Ended June 30, 2024 and 2023

Revenues

For the six months ended June 30, 2024 and 2023, revenue decreased by $20.6 million, or 92.0%, from approximately $22.4 million to $1.8 million. This significant decrease was primarily due to a continued decline in our parallel-import vehicles business. The newly established logistics and warehousing segment, operational since the acquisition of Edward in February 2024, generated revenue of $170,397, representing about 9.5% of our total revenues for the six months ended June 30, 2024.

Parallel-import Vehicles Segment

We continue to face significant challenges in the parallel-import vehicle market. Revenue from vehicle sales decreased by $20.8 million, or 92.7%, from approximately $22.4 million for the six months ended June 30, 2023 to $1.6 million for the six months ended June 30, 2024. The decrease was primarily due to the ongoing economic weakness in the PRC and a shift in consumer preferences towards domestically produced EVs.

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023			Average Selling Price Changes
	No.	Sales Amount	Ave Selling Price	No.	Sales Amount	Ave Selling Price	Amount	%
BMW X7	—	$—	$—	5	$480,120	$96,042	$—	—%
Mercedes G63	1	200,297	$200,297	—	—	—	—	—%
Mercedes GLS 450	11	1,175,116	106,829	83	9,172,404	110,511	(3,622)	(3.3)%
Mercedes Benz GLS600	—	—	—	12	2,877,516	239,793	—	—%
RAM Trucks	—	—	—	14	1,698,061	121,290	—	—%
Land Rover Range Rover	—	—	—	10	1,614,422	161,412	—	—%
Toyota Sequoia	—	—	—	24	2,433,859	101,411	—	—%
LEXUS LX600	2	255,835	127,917	27	4,160,996	154,111	(26,194)	(17.0)%
Total	14	$1,631,248	$116,518	175	$22,437,468	$128,214	$(11,696)	(9.1)%

For the six months ended June 30, 2024, we sold 14 vehicles, compared with 175 for the six months ended June 30, 2023. The significant decrease in vehicle sales can be attributed to the ongoing market volatility in the PRC, especially price fluctuations that ultimately led to a halt in our vehicle procurement starting in the fourth quarter of 2023. This pause has continued into the first half of 2024 and is directly impacting our sales volume.

	Six Months Ended June 30,
	2024	2023	Change Amount	Change %
Revenue from parallel-import vehicles:
U.S. domestic market	$200,297	$6,915,780	$(6,715,483)	(97.1)%
Overseas market	1,430,951	15,521,688	(14,090,737)	(90.8)%
Total	$1,631,248	$22,437,468	$(20,806,220)	(92.7)%

During the six months ended June 30, 2024, our direct sales to the PRC market accounted for 87.7% of our total revenue from parallel-import vehicles, while for the six months ended June 30, 2023, 69.2% of our total revenue from parallel-import vehicles was generated from overseas sales.

Cost of Revenue from Parallel-import Vehicles

	Six Months Ended June 30,
	2024	2023	Change Amount	Change %
Cost of Revenue from parallel-import vehicles sold
Cost of Vehicles sold	$1,515,270	$18,824,494	$(17,309,224)	(92.0)%
Fulfillment Expenses	140,798	1,217,548	(1,076,750)	(88.4)%
Total Cost of Revenue from parallel-import vehicles sold	$1,656,068	$20,042,042	$(18,385,974)	(91.7)%

Our total cost of revenue from parallel-import vehicles sold decreased by $18.4 million, or 91.7%, to $1.6 million for the six months ended June 30, 2024 from $20.0 million for the same period of 2023. For the six months ended June 30, 2024 and 2023, total cost as a percentage of revenue was 101.5% and 89.3%, respectively. Our total cost of revenue from parallel-import vehicles sold decreased in line with the reduced revenue.

Cost of Vehicles

Total cost of vehicles sold decreased by $17.3 million, or 92.0%, to $1.5 million for the six months ended June 30, 2024 from $18.8 million for the six months ended June 30, 2023. We sold 14 vehicles during the six months ended June 30, 2024, and 175 vehicles during the six months ended June 30, 2023.

The cost of vehicles sold was approximately 92.9% and 83.9% of revenue from parallel-import vehicles for the six months ended June 30, 2024 and 2023, respectively. This unfavorable change can be attributed to our strategic decision to adjust pricing in response to continued market volatility and competitive pressures.

Fulfillment Expenses

	Six Months Ended June 30,
	2024	2023	Change Amount	Change %
Fulfillment expenses
Payroll and Benefits	$83,855	$681,499	$(597,644)	(87.7)%
Buyer Commission	750	194,353	(193,603)	(99.6)%
Vehicle Storage and Towing	—	226,900	(226,900)	(100.0)%
Vehicle Insurance Expenses	42	57,677	(57,635)	(99.9)%
Consulting Fee	—	30,530	(30,530)	(100.0)%
Others	56,151	26,589	29,562	111.2%
Total Fulfillment Expenses	$140,798	$1,217,548	$(1,076,750)	(88.4)%

Fulfillment expenses decreased by approximately $1.1 million, or 88.4%, to $0.1 million for the six months ended June 30, 2024 from $1.2 million for the six months ended June 30, 2023. This substantial reduction stems from our strategic decision initiated in the fourth quarter of 2023 to halt new vehicle procurements. This pause has continued to significantly reduce related costs such as buyer commission, vehicle storage and towing costs, vehicle insurance, and consulting fees.

Logistics and Warehousing Segment

For the six months ended June 30, 2024, the Company reported total revenue of $170,397 generated from logistics and warehousing services, of which $33,835 was derived from vehicle-related services. The rest $136,562 was generated from services for goods other than vehicles. We began recording logistics and warehousing revenue as of the date of the Edward acquisition on February 2, 2024.

Gross Profit

Gross profit from the combined business segments during the six months ended June 30, 2024 decreased by approximately $2.3 million, or 97.6%, compared with the same period of 2023. As a percentage of revenue, the gross margin decreased from 10.7% for the six months ended June 30, 2023, to 3.2% for the six months ended June 30, 2024.

Operating Expenses

Selling Expenses

	Six Months Ended June 30,
	2024	2023	Amount	%
Selling Expenses
Payroll and benefits	$77,652	$117,676	$(40,024)	(34.0)%
Ocean Freight	20,610	291,712	(271,102)	(92.9)%
Others	—	9,735	(9,735)	(100.0)%
Total Selling expenses	$98,262	$419,123	$(320,861)	(76.6)%

Selling expenses decreased significantly for the six months ended June 30, 2024 to approximately $0.1 million, from $0.4 million for the six months ended June 30, 2023. This decrease was the result of the contraction in vehicle sales volume that naturally led to a reduction in associated selling activities, reflecting current market demand dynamics; Selling expenses as a percentage of revenue was 5.5% and 1.9% for the six months ended June 30, 2024 and 2023, respectively.

General and Administrative Expenses

	Six Months Ended June 30,
	2024	2023	Amount	%
General and Administrative Expenses
Payroll and Benefits	$532,290	$329,851	$202,439	61.4%
Rental and Leases	167,552	130,280	37,272	28.6%
Travel and Entertainment	27,445	20,188	7,257	35.9%
Legal and Accounting Fees	506,062	548,857	(42,795)	(7.8)%
Recruiting Fees	85,084	4,444	80,640	1,814.6%
Bank charges and fees	5,740	33,863	(28,123)	(83.0)%
Insurance Expenses	174,439	7,985	166,454	2,084.7%
Depreciation and Amortization Expenses	29,422	—	29,422	100.0%
Others	104,962	71,002	33,960	47.8%
Total General and Administrative Expenses	$1,632,996	$1,146,470	$486,526	42.4%

General and administrative expenses increased by $0.5 million, or 42.4%, to $1.6 million for the six months ended June 30, 2024 from $1.1 million for the six months ended June 30, 2023, primarily due to (i) an increase in personnel-related expenses by approximately $0.2 million, or 61.4%, which was attributed to the hiring of additional staff to support the newly launched logistics and warehousing segment, (ii) the acquisition of Edward, which resulted in the addition of a new office workspace in California, increasing our rental and lease expenses, (iii) an increase in recruiting expenses associated with the development of new business lines, aligning with the company's strategic shift towards logistics and warehousing, (iv) an increase in depreciation and amortization expenses, primarily due to the acquisition of new fixed assets and additional intangible assets, as detailed in Notes 6 & 8; and (v) an increase in insurance expenses due to higher costs associated with directors and officers insurance.

Other (Expense) Income

Interest Expense, net

	For the Six Months Ended June 30,
	2024	2023	Amount	%
Inventory Financing	$—	$112,769	$(112,769)	(100.0)%
LC Financing	23,123	581,456	(558,333)	(96.0)%
Dealers Finance Charges	—	3,016	(3,016)	(100.0)%
Other Loan Interest	15,563	15,794	(231)	(1.5)%
Line of Credit Interest	59,235	57,398	1,837	3.2%
Credit Card Interest	48	1,481	(1,433)	(96.8)%
Premium Finance Interest	996	—	996	100.0%
Total Interest Expense	$98,965	$771,914	$(672,949)	(87.2)%

Interest expense decreased by approximately $0.7 million, or 87.2%, to approximately $0.1 million for the six months ended June 30, 2024, from $0.8 million for the six months ended June 30, 2023, primarily due to (i) no new inventory or LC financing activities and (ii) cash generated from the completion of our IPO in the third quarter of 2023, followed by follow-on offerings in May and July 2024, which collectively resulted in a substantial capital infusion that was partially used to pay down debt.

To improve our liquidity and retain more cash to acquire new vehicles, we previously borrowed money on a short-term basis, pledging our inventory as collateral before the vehicles are delivered to our customers. These loans accrued interest at rates ranging from 1.35% to 1.8% per month. For the six months ended June 30, 2024, no funds for inventory financing were borrowed, resulting in no related interest expense. For the six months ended June 30, 2023, interest expense incurred was $0.1 million, and the weighted average annual interest rate was 17.6%.

In addition to inventory financing, we previously financed our operations from time to time through short-term loans using letters of credit as collateral, which were typically received from our international customers in overseas sales of parallel-import vehicles. Generally, these loans allowed us to borrow approximately 90% or more of the letter of credit amount with a monthly interest rate of 1.5%. However, due to the significant reduction in vehicle sales and the resulting decline in the need for such financing, we did not utilize LC financing during the six months ended June 30, 2024. The total weighted average balance of funds we obtained through LC financing decreased to $0.2 million, interest expense incurred was approximately $20,000 for the six-month period, and the weighted average annual interest rate was 18.8%. For the six months ended June 30, 2023, the total weighted average balance of funds we obtained through LC financing was $6.0 million, interest expense incurred was $0.6 million, and the weighted average annual interest rate was 19.5%.

Starting from 2024, we ceased utilizing our revolving lines of credit, as the proceeds from our IPO and follow-on offerings provided sufficient liquidity. There were no new borrowings under these credit lines during the six months ended June 30, 2024, reflecting a strategic decision to reduce reliance on external debt. As of June 30, 2024, the total weighted average balance of funds we obtained through revolving lines of credit was $0.7 million, interest expense incurred was approximately $60,000 for the six months ended June 30, 2024, and the weighted average annual interest rate was 18.0%. For the six months ended June 30, 2023, the total weighted average balance of funds we obtained through revolving lines of credit was $0.6 million, interest expense incurred was approximately $60,000, and the weighted average annual interest rate was 18.0%.

Provision for Income Taxes

Our provision for income tax benefit was $0.5 million for the six months ended June 30, 2024 compared with income tax expense of approximately $14,000 for the same period in 2023.

Liquidity and Capital Resources

Cash Flows and Working Capital

In assessing our liquidity, we monitor and analyze our cash on-hand, our ability to generate sufficient revenue, the collection of our accounts receivable, our ability to obtain additional financial support in the future, and our operating and capital expenditure commitments. We reported cash and cash equivalents of $6.3 million as of June 30, 2024. As of June 30, 2024, our working capital amounted to approximately $12.4 million.

As reflected in the accompanying unaudited condensed consolidated financial statements, we reported a net loss of $1.2 million for the six months ended June 30, 2024. We also reported cash provided by operating activities of $0.8 million, and total stockholders’ equity of $13.8 million.

Historically, our primary uses of cash have been to finance working capital needs. We believe that we will be able to fund current operations and other commitments for at least the next 12 months from operating cash flow and our cash and cash equivalents.

Additional sources of cash may be needed due to unanticipated changes in business conditions or other future developments. If additional resources are required, we may sell additional equity or debt securities. The sale of additional equity or equity-linked securities could result in additional dilution to stockholders. The incurrence of indebtedness would result in increased debt service obligations and could include operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, or at all.

Cash Flows for the Six Months Ended June 30, 2024 and 2023

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months ended June 30,
	2024	2023
Net cash provided by operating activities	$827,980	$4,145,363
Net cash used in investing activities	(912,617)	—
Net cash provided by (used in) financing activities	5,944,540	(3,611,618)
Net increase in cash	$5,859,903	$533,745

Operating Activities

Net cash provided by operating activities was $0.8 million for the six months ended June 30, 2024. This was primarily attributable to a collection of $1.4 million in accounts receivable, a $1.5 million decrease in inventory, a $0.5 million increase in other receivables, and other less significant factors.

Net cash provided by operating activities was $4.1 million for the six months ended June 30, 2023. This was primarily attributable to a collection of $4.9 million in accounts receivable and partially offset by a $1.0 million increase in inventory and other factors of less significance.

Investing Activities

Net cash used in investing activities was approximately $0.9 million for the six months ended June 30, 2024. The increase in investing activities consisted of (i) approximately $0.2 million in cash paid for the Edward acquisition, net of cash acquired, (ii) $1.0 million in short-term loans lent to third parties, (iii) collection of vehicle pledge loans extended to third parties of approximately 0.2 million, (iv) collection of short-term loans extended to a third party of $0.5 million, and (v) acquired new fixed assets of $0.4 million.

Financing Activities

Net cash provided by financing activities was $5.9 million for the six months ended June 30, 2024, which consisted of (i) net proceeds from the May 2024 follow-on public offering of approximately $7.3 million, (ii) net repayments of LC financing of $1.0 million; (iii) net repayments of premium finance of approximately $150,000; (iv) payment for the equity warrant termination of approximately $80,000; and (v) repayments to a line of credit of approximately $0.1 million.

Net cash used in financing activities of $3.6 million for the six months ended June 30, 2023, consisted of (i) net repayments of LC financing of $14.9 million; (ii) net repayments of inventory financing of $4.1 million; (iii) net repayments of revolving lines of credit of $0.7 million; and (iv) repayments of dealers financing of $0.2 million; partially offset by (v) proceeds from LC financing of $12.7 million; (vi) proceeds from revolving lines of credit of $2.5 million; (vi) proceeds from dealers financing of $0.3 million; and (vii) issuance of common stock of $0.7 million.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2, “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the 2023 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the 2023 Form 10-K.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our CEO and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our public offering on best efforts basis closed on July 26, 2024 (the “July Offering”)

The following “Use of Proceeds” information relates to the registration statement on Form S-1 (File Number 333-280743) for the July Offering, which was declared effective by the SEC on July 15, 2024. We issued and sold an aggregate of 6,479,663 shares of Class A common stock, at a price of $0.23 per share for gross proceeds of $1.49 million before deducting offering related expenses. FT Global Capital, Inc. was the exclusive placement agent of such offering.

We incurred approximately $395,000 in expenses in connection with the July Offering, which included approximately $110,000 in placement agent fees, approximately $35,000 in expenses paid to or for the placement agent, and approximately $250,000 in other expenses. None of the transaction expenses included payments to directors or officers of our Company or their associates, persons owning more than 10% or more of our equity securities or our affiliates. None of the net proceeds we received from the July Offering were paid, directly or indirectly, to any of our directors or officers or their associates, persons owning 10% or more of our equity securities or our affiliates.

The net proceeds raised from the July Offering were approximately $1.1 million after offering expenses payable by us. As of the date of this quarterly report, we have not used the proceeds raised from the July Offering. We intend to use the proceeds raised from the July Offering in the manner disclosed in our registration statement on Form S-1 (File Number 333-280743).

The May Offering

The following “Use of Proceeds” information relates to the registration statement on Form S-1, as amended (File Number 333-276300) for the May Offering, which was declared effective by the SEC on April 26, 2024 and a registration statement on Form S-1 (File No. 333-279388) filed on May 13, 2024, pursuant to Rule 462(b) of the Securities Act of 1933, as amended. We issued and sold an aggregate of 13,210,000 shares of Class A common stock, at a price of $0.62 per share for gross proceeds of $8.19 million before deducting offering related expenses. AC Sunshine Securities LLC was the exclusive placement agent of such offering.

We incurred approximately $876,000 in expenses in connection with the May Offering, which included approximately $290,000 in placement agent fees, approximately $66,000 in expenses paid to or for the placement agent, and approximately $520,000 in other expenses. None of the transaction expenses included payments to directors or officers of our Company or their associates, persons owning more than 10% or more of our equity securities or our affiliates. None of the net proceeds we received from the May Offering were paid, directly or indirectly, to any of our directors or officers or their associates, persons owning 10% or more of our equity securities or our affiliates.

The net proceeds raised from the May Offering were approximately $7.4 million after offering expenses payable by us. As of the date of this quarterly report, we have used approximately $2.5 million for working capital and other general corporate purposes in support of our current business. We intend to use the remaining proceeds from the May Offering in the manner disclosed in our registration statement on Form S-1, as amended (File Number 333-276300).

IPO

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

The net proceeds raised from the IPO were $4,230,000 after deducting underwriting discounts and the offering expenses payable by us. As of the date of this quarterly report, we have used approximately $3,930,000 for working capital and other general corporate purposes in support of our current business, and $300,000 as cash consideration for the acquisition of Edward Transit Express Group Inc. We intend to use the remaining proceeds from our IPO in the manner disclosed in our registration statement on Form S-1, as amended (File Number 333-271185).

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this quarterly report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Third Amended and Restated Article of Incorporation	8-K	0001-41761	3.1	July 2, 2024

3.2	Bylaws	S-1	001- 271185	3.2	April 7, 2023

4.1	Specimen Stock Certificate	S-1	333-280743	4.1	July 10, 2024

10.1	Placement Agency Agreement dated May 14, 2024 by and between the Company and AC Sunshine Securities LLC, as the Company’s placement agent	8-K	0001- 41761	10.1	May 14, 2024

10.2	Form of the Securities Purchase Agreement dated May 14, 2024 by and between the Company and the Purchasers identified therein	8-K	0001- 41761	10.2	May 14, 2024

10.3	Director Offer Letter dated July 2, 2024 between Huibo Deng and the Company	8-K	0001- 41761	10.1	July 8, 2024

10.4	Indemnification Agreement dated July 2, 2024 between Huibo Deng and the Company	8-K	0001- 41761	10.2	July 8, 2024

10.5	Placement Agency Agreement dated July 25, 2024 by and between the Company and FT Global Capital, Inc., as the Company’s placement agent	8-K	0001- 41761	10.1	July 26, 2024

10.6	Form of the Securities Purchase Agreement dated July 25, 2024 by and between the Company and the Purchasers identified therein	8-K	0001- 41761	10.2	July 26, 2024

10.7	Lease Agreement dated July 19, 2024 between the Company and Zina Development, LLC, as amended	—	—	—	Filed herewith

10.8	Loan Agreement dated June 20, 2024 between the Company and Hongkong Sanyou Petroleum Co Limited	—	—	—	Filed herewith

10.9	Loan Agreement dated July 22, 2024 between the Company and Hongkong Sanyou Petroleum Co Limited	—	—	—	Filed herewith

10.10	Premium Finance Agreement dated August 1, 2024 between the Company and ETI Financial Corporation	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith
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

Date: August 13, 2024

Cheetah Net Supply Chain Service Inc.

By:	/s/ Huan Liu
Huan Liu
Chief Executive Officer, Director, and Chairman of the Board of Directors