Form 10-Q
period 2024-09-30
CHEETAH NET SUPPLY CHAIN SERVICE INC.
filed 2024-11-13
CIK 1951667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

8707 Research Drive,

Irvine, California 92618

(Address of principal executive offices) (Zip Code)

(949) 418-7804

(Registrant’s telephone number, including area code)

6201 Fairview Road, Suite 225

Charlotte, North Carolina, 28210

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 13, 2024, there were 1,960,218 shares of Class A common stock, par value $0.0001 per share, outstanding.

Cheetah Net Supply Chain Service Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2024

i

CHEETAH NET SUPPLY CHAIN SERVICE INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$5,287,376	$432,998
Accounts receivable, net	3,291,450	6,494,695
Loans receivable	3,058,295	672,500
Inventory	—	1,515,270
Other receivables	353,576	410,920
Prepaid expenses and other current assets	428,184	294,154
TOTAL CURRENT ASSETS	12,418,881	9,820,537

OTHER NONCURRENT ASSETS:
Property, plant, and equipment, net	408,277	—
Operating lease right-of-use assets	1,976,714	190,823
Deferred tax assets, net	974,609	47,905
Intangibles, net	481,142	—
Goodwill	568,532	—
TOTAL ASSETS	$16,828,155	$10,059,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,515	$40,430
Current portion of long-term debt	34,146	32,887
Loans payable from letter of credit financing	—	1,004,565
Loans payable from line of credit	—	688,711
Loans payable from premium finance	178,801	148,621
Due to a related party	—	13,423
Operating lease liabilities, current	376,062	39,703
Accrued liabilities and other current liabilities	239,361	390,451
TOTAL CURRENT LIABILITIES	835,885	2,358,791
NONCURRENT LIABILITIES:
Long-term debt, net of current portion	619,198	644,725
Operating lease liabilities, net of current portion	1,419,329	151,121
TOTAL LIABILITIES	2,874,412	3,154,637

COMMITMENTS AND CONTINGENCIES (Note 18)	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 2,507,093 and 1,119,750 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively, including*:
Class A common stock, $0.0001 par value, 891,750,000 shares authorized, 1,960,218 and 604,125 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	196	60
Class B common stock, $0.0001 par value, 108,250,000 shares authorized, 546,875 and 515,625 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	55	52
Additional paid-in capital	16,482,353	6,996,275
Subscription receivable	—	(600,000)
Retained earnings (Accumulated deficit)	(2,528,861)	508,241
TOTAL STOCKHOLDERS’ EQUITY	13,953,743	6,904,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,828,155	$10,059,265

* Retrospectively adjusted for the reverse split of the Company’s common stock at a ratio of 1-for-16, which took effect on October 21, 2024 (the “Reverse Stock Split”). See also Note 17.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES
Parallel-import Vehicles	$—	$10,038,246	$1,631,248	$32,475,714
Logistics and Warehousing	61,208	—	231,605	—
Total Revenues	61,208	10,038,246	1,862,853	32,475,714

COST OF REVENUES
Cost of vehicles	—	8,365,730	1,515,270	27,190,224
Fulfillment expenses	—	505,156	140,798	1,722,704
Ocean freight service cost	31,339	—	119,437	—
Total cost of revenues	31,339	8,870,886	1,775,505	28,912,928

GROSS PROFIT	29,869	1,167,360	87,348	3,562,786

OPERATING EXPENSES
Selling expenses	19,557	184,061	117,819	603,184
General and administrative expenses	1,102,454	530,089	2,735,450	1,676,559
Allowance of credit loss of accounts receivable	1,095,094	—	1,095,094	—
Share-based compensation expenses	261,666	—	261,666	—
Total operating expenses	2,478,771	714,150	4,210,029	2,279,743

(LOSS) INCOME FROM OPERATIONS	(2,448,902)	453,210	(4,122,681)	1,283,043

OTHER INCOME (EXPENSES)
Interest income	88,459	107	145,631	4,009
Interest expenses	(14,865)	(286,197)	(113,830)	(1,058,111)
Other income	36	—	809	—
OTHER INCOME (EXPENSES), NET	73,630	(286,090)	32,610	(1,054,102)

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES	(2,375,272)	167,120	(4,090,071)	228,941

Income tax (benefits) provision	(559,980)	44,217	(1,052,969)	58,226

NET (LOSS) INCOME	$(1,815,292)	$122,903	$(3,037,102)	$170,715

(Loss) Earnings per share - basic and diluted*	$(1.06)	$0.11	$(1.78)	$0.16
Weighted average shares - basic and diluted*	1,709,610	1,091,727	1,709,610	1,058,509
*	Retrospectively adjusted for the Reverse Stock Split. See also Note 17.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock*
	Class A		Class B		Additional		Retained Earnings	Total
	Common		Common		paid-in	Subscription	(Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Deficit)	Equity
Balance, December 31, 2023	604,125	$60	515,625	$52	$6,996,275	$(600,000)	$508,241	$6,904,628

Termination of equity-classified warrant	—	—	—	—	(78,125)	—	—	(78,125)
Issuance of common stock for acquisition	79,521	8	—	—	899,992	—	—	900,000
Issuance of follow-on public offering	825,625	83	—	—	7,309,037	—		7,309,120
Net loss for the period	—	—	—	—	—	—	(1,221,810)	(1,221,810)

Balance, June 30, 2024	1,509,271	$151	515,625	$52	$15,127,180	$(600,000)	$(713,569)	$13,813,813

Issuance of follow-on public offering	404,979	41	—	—	1,093,516	—	—	1,093,556
Stock issuance	—	—	—	—	—	600,000	—	600,000
Issuance of common stock in connection with vesting of share-based award (in shares)	45,938	5	31,250	3	—	—	—	8
Share-based compensation expenses	—	—	—	—	261,658	—	—	261,658
Fraction shares issued due to reverse stock split	30	0	—	—	0	—	—	0
Net loss for the period	—	—	—	—	—	—	(1,815,292)	(1,815,292)

Balance, September 30, 2024	1,960,218	$196	546,875	$55	$16,482,353	$—	$(2,528,861)	$13,953,743

	Common Stock*
	Class A		Class B		Additional			Total
	Common		Common		paid-in	Subscription	Retained	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Earnings	Equity
Balance, December 31, 2022	526,000	$53	515,625	$52	$3,270,880	$(1,800,000)	$374,371	$1,845,355

Stock issuance	—	—	—	—	—	700,000	—	700,000
Net income for the period	—	—	—	—	—	—	47,812	47,812

Balance, June 30, 2023	526,000	$53	515,625	$52	$3,270,880	$(1,100,000)	$422,183	$2,593,167

Initial public offering, net of issuance cost	78,125	8	—	—	3,725,395	—	—	3,725,403
Stock issuance	—	—	—	—	—	500,000	—	500,000
Net income for the period	—	—	—	—	—	—	122,903	122,903

Balance, September 30, 2023	604,125	$60	515,625	$52	$6,996,275	$(600,000)	$545,086	$6,941,473
*	Retrospectively adjusted for the Reverse Stock Split. See also Note 17.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(3,037,102)	$170,715
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of operating lease right-of-use assets	182,862	123,288
Amortization of Intangible Assets	34,858	—
Allowance of credit loss of accounts receivable	1,095,094	—
Share-based compensation expenses	261,666	—
Depreciation	17,518	—
Deferred income tax expenses (benefits)	(1,057,853)	48,137
Changes in operating assets and liabilities:
Accounts receivable	2,155,505	1,482,732
Inventory	1,515,269	630,572
Other receivables	100,030	331,336
Prepaid expenses and other current assets	(107,030)	42,510
Other payables and other current liabilities	(239,625)	172,880
Operating lease liabilities	(319,666)	(130,436)
Net cash provided by operating activities	601,526	2,871,734

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(220,117)	—
Purchase of property, plant, and equipment	(365,000)	—
Loans made to third parties	(2,385,795)	—
Net cash used in investing activities	(2,970,912)	—

Cash flows from financing activities:
Proceeds from follow-on public offering, net of expenses	8,402,676	—
Proceeds from initial public offering, net of expenses	—	3,725,403
Cash paid for warrant termination	(78,125)	—
Proceeds from issuance of common stock under private placement transaction	600,000	1,200,000
Repayments of inventory financing	—	(4,164,100)
Proceeds from letter of credit financing	25,971	16,659,243
Repayments of letter of credit financing	(1,030,536)	(20,687,255)
Proceeds from loans from dealer finance	—	389,296
Repayments of loans from dealer finance	—	(431,043)
Proceeds from Line of Credit	—	3,244,488
Repayment of Line of Credit	(688,711)	(2,375,197)
Proceeds from premium finance	252,718	221,139
Repayments of premium finance	(222,538)	—
Repayments of long-term borrowings	(24,268)	(24,143)
Borrowing from a related party	—	42,923
Repayments made to a related party	(13,423)	(26,000)
Net cash provided by (used in) financing activities	7,223,764	(2,225,246)

Net increase in cash	4,854,378	646,488
Cash, beginning of period	432,998	58,381
Cash, end of period	$5,287,376	$704,869

Supplemental cash flow information
Cash paid for interests	$37,169	$252,118

Noncash Financing and investing activities:
Fair value of common stock issued for acquisition	$900,000	$—

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

The Company and its wholly owned subsidiaries are primarily engaged in the comprehensive logistics and warehousing business.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These statements should be read in conjunction with the Company’s audited consolidated financial statements and noted thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K (File No. 001-41761), filed with the SEC on March 18, 2024 (the “Annual Report”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the unaudited condensed consolidated financial statements not misleading have been included. Operating results for the interim period ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All inter-company balances and transactions are eliminated upon consolidation.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash in bank and interest-bearing certificates of deposit with an initial term of three months when purchased.

	September 30,	December 31,
	2024	2023
	(Unaudited)
Cash held in Current Accounts	$4,275,271	$432,998
Certificate of Deposit	1,012,105	—
Total cash and cash equivalents shown in the statements of cash flows	$5,287,376	$432,998

Accounts receivable

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the original amount less an allowance of credit loss. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. The Company usually determines the adequacy of reserves for credit loss based on individual account analysis and historical collection trends. The Company establishes a provision for doubtful receivables when there is objective evidence that the Company may not be able to collect amounts due. The allowance is based on management’s best estimates of specific losses on individual exposures, as well as a provision on historical trends of collections. The provision is recorded against accounts receivable balances, with a corresponding charge recorded in the unaudited condensed consolidated statements of operations. Delinquent account balances are written off against the allowance of credit loss after management has determined that the likelihood of collection is remote. In circumstances in which the Company receives payments for accounts receivable that have previously been written off, the Company reverses the allowance of credit loss. As of September 30, 2024 and December 31, 2023, there were $1,095,094 and nil for allowance of credit loss of accounts receivable recorded. See Note 3-Accounts receivable for details.

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

Inventory

Inventory consists of new vehicles held for sale and are stated at the lower of cost or net realizable value using the specific identification method. The value of inventory mainly includes the cost of vehicles purchased from U.S. automobile dealers, non-refundable sales tax, and dealership service fees. The Company reviews its inventory periodically if any reserves are necessary for potential shrinkage. The Company recorded no inventory reserve as of September 30, 2024 and December 31, 2023. Additionally, the Company did not hold any inventory within the logistics and warehousing business segment as of September 30, 2024.

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

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expenses as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized.

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

The Company did not recognize any indefinite-lived intangible assets for the nine months ended September 30, 2024.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, loans receivable, loans payable, deferred revenue, and other payables and other current liabilities, approximated the fair value of the respective assets and liabilities as of September 30, 2024 and December 31, 2023 based upon the short-term nature of the assets and liabilities.

The Company believes that the carrying amount of long-term loans approximated fair value as of September 30, 2024 and December 31, 2023 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The ROU asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All ROU assets are reviewed for impairment annually. There was no impairment for ROU lease assets as of September 30, 2024 and December 31, 2023.

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

Share-based compensation

The Company has adopted its Amended and Restated 2024 Stock Incentive Plan (the “Plan”), for the purpose of providing incentives and rewards to eligible participants who contribute to the success of the Company’s operations. Shareholders, directors, and employees of the Company receive remuneration in the form of share-based awards including option, restricted stock, restricted stock unit, dividend equivalent, or other awards that are permitted under the Plan, whereby the recipients render services as consideration for such share-based compensation.

The Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes the cost over the period during which the employee is required to provide service in exchange for the award, which generally is the vesting period. The amount of cost recognized is adjusted to reflect any expected forfeitures prior to vesting. The fair value of stock award is measured at grant date’s per share closing price of the Company’s common stock, and the fair value of option is measured at grant date using the Black-Scholes pricing model, taking into account the terms and conditions upon which the share-based awards are granted. Where the employees have to meet vesting conditions before becoming unconditionally entitled to the share-based awards, the total estimated fair value of the share-based awards is spread over the vesting period, taking into account the probability that the share-based awards will vest, provided that the cumulative amount of compensation cost recognized at any date at least equals the portion of the grant-date value of such award that is vested at that date.

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

The Company operates in two business segments: parallel-import vehicle dealership and logistics and warehousing services. Revenue from the parallel-import vehicle dealership business is generated from the sales of parallel-import vehicles to both domestic and overseas parallel-import car dealers. It purchases automobiles from the U.S. market through its team of professional purchasing agents, and mainly resells them to parallel-import car dealers in the U.S. and the PRC. In accordance with ASC 606, the Company recognizes revenue at the point in time when the performance obligation has been satisfied and control of the vehicles has been transferred to the dealers. For sales to U.S. domestic parallel-import car dealers, revenue is recognized when a vehicle is delivered, and its title has been transferred to the dealers. For overseas sales, the Company sells vehicles under Cost and Freight (“CFR”) shipping point terms, and revenue is recognized when a vehicle is loaded on a cargo ship and its title has been transferred to the dealers. The Company accounts for the revenue generated from sales of vehicles on a gross basis as the Company is acting as a principal in these transactions, is subject to inventory risk, has latitude in establishing prices, and is responsible for fulfilling the promise to provide customers the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. All of the Company’s contracts have one single performance obligation as the promise is to transfer the individual vehicle to parallel-import vehicle dealers, and there is no separately identifiable other promise in the contracts. The Company’s vehicles are sold with no right of return and the Company does not provide other credits or sales incentives to parallel-import car dealers. Historically, no customer returns have occurred. Therefore, the Company did not provide any sales return allowances for the three months ended September 30, 2024 and 2023.

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

Contract balances and remaining performance obligations

The Company did not have any contract assets or liabilities as of September 30, 2024 and December 31, 2023.

Disaggregation of Revenue

The Company disaggregates its revenue by type and geographic areas, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of the revenue and cash flows are affected by economic factors. The Company’s disaggregation of revenue for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue from Parallel-Import Vehicles
U.S. domestic market	$—	$1,244,615	$200,297	$8,160,395
Overseas market	—	8,793,631	1,430,951	24,315,319
Revenue from Logistics and Warehousing
U.S. domestic market	36,860	—	136,575	—
Overseas market	24,348	—	95,030	—
Total revenue	$61,208	$10,038,246	$1,862,853	$32,475,714

Geographic information

The Company’s total revenue by geographic area for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
U.S. domestic market	$36,860	$1,244,615	$336,872	$8,160,395
Overseas market	24,348	8,793,631	1,525,981	24,315,319
Total revenue	$61,208	$10,038,246	$1,862,853	$32,475,714

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

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records interest and penalties related to an uncertain tax position, is and when required, as part of income tax expenses in the unaudited condensed consolidated statements of operations. The Company does not believe that there were any uncertain tax positions as of September 30, 2024 and December 31, 2023.

The Company and its U.S. operating subsidiaries are subject to the U.S. tax laws. The Company elected to file income taxes as a corporation instead of an LLC for the tax years ended December 31, 2020 through December 31, 2021. As of September 30, 2024, the Company’s consolidated income tax returns for the tax years ended December 31, 2020 through December 31, 2023 remained open for statutory examination by U.S. tax authorities.

(Loss) Earnings per share

The Company computes (loss) earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three and nine months ended September 30, 2024 and 2023, there were no dilutive shares outstanding.

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

Shipping and handling costs

Shipping and handling costs, which are associated with shipping and delivery of vehicles to automobile dealers, are expensed as incurred and are included in selling expenses in the unaudited condensed consolidated statements of operations. Total shipping and handling expenses were nil and $20,610 for the three and nine months ended September 30, 2024, respectively, and $113,470 and $405,182 for the three and nine months ended September 30, 2023, respectively.

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

In December 2023, the FASB issued ASU 2023-09 “Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 intends to improve the transparency of income tax disclosures. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance. However, the Company does not expect a material impact to the consolidated financial statements.

NOTE 3 — ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30,	December 31,
	2024	2023
	(Unaudited)
Accounts receivable
Parallel-import Vehicles	$4,349,841	$6,494,695
Logistics and Warehousing	36,703	—
Less: allowance of credit loss	(1,095,094)	—
Total accounts receivable	$3,291,450	$6,494,695

The Company’s accounts receivable primarily include balances generated from (i) selling parallel-import vehicles to both domestic and overseas parallel-import car dealers and (ii) providing logistics and warehousing services to both domestic and overseas customers, which have not been collected as of the balance sheet dates.

Parallel-import Vehicles Segment

The Company identified four accounts with deferred payments overdue for over 150 days, totaling approximately $3.3 million of the $4.1 million total deferred payment balances as of September 30, 2024, which were backed by third-party guarantees. During the nine months ended September 30, 2024, the Company successfully collected approximately $2.5 million of the December 31, 2023 overdue balance. The Company conducted an updated assessment, considering recent collection experience, changes in economic conditions, and the specific risk profiles of each overdue account. As a result, allowances for credit loss have been recorded for these balances, consistent with the Company’s policy of applying higher allowance percentages to accounts with extended aging to reflect the increased risk of uncollectible. Specifically, a 30% allowance has been recorded for one account with a balance overdue by more than 365 days, and a 25% allowance has been recorded for accounts overdue by more than 210 days. The following table presents the Company’s accounts receivable aging as of September 30, 2024:

September 30,
2024
(Unaudited)
Accounts receivable aging:
Less than 150 days	$200,297
151-180 days	—
181-210 days	32,165
210-365 days	1,241,231
Over 365 days	2,876,148
Less: allowance for credit loss	(1,095,094)
Total accounts receivable	$3,254,747

The accounts receivable transactions in connection with letters of credit with book value of $1,084,775 were pledged as collateral to guarantee the Company’s borrowings from two third-party lending companies as of December 31, 2023 (see Note 9). There were none pledged as collateral as of September 30, 2024. As of the date of this quarterly report, the Company has collected approximately $0.1 million in accounts receivable. The Company continuously monitors the collection of accounts receivable and will make adjustments as necessary based on the ongoing assessment of credit risk and payment performance.

NOTE 4 — LOANS RECEIVABLE

Loans receivable consisted of the following:

	September 30,	December 31,
	2024	2023
	(Unaudited)
Vehicle pledge loan receivable	$—	$172,500
Short-term loan receivable	3,058,295	500,000
Total loans receivable	$3,058,295	$672,500

On December 6, 2023, the Company entered into two vehicle pledge loan agreements with a customer, securing the loans with the customer’s vehicle inventory. The aggregate principal for these loans was set at $172,500, determined as 90% of each pledged vehicles’ manufacturer’s suggested retail price. The initial term of each agreement was 90 days. The loans had an annual interest rate of 14.4% for the first 90 days and 18.0% for any duration beyond that. As of September 30, 2024, both vehicle pledge loans were repaid.

On December 11, 2023, the Company provided an unsecured short-term loan to one of its customers. The principal amount of the loan was $500,000. This loan carried an annual interest rate of 12.0% and was originally set to mature on February 12, 2024. However, on the maturity date, the Company and the borrower agreed to amend the terms of the loan to extend the maturity date to June 12, 2024, and increase the annual interest rate to 18.0% for the extension period. No impairment was required as the loan had been assessed as collectible. Interest accrued through February 12, 2024, remained at the original rate of 12.0% per annum, and any interest accruing after this date was subject to the new rate of 18.0% per annum. As of September 30, 2024, the customer had fully repaid the principal and related interests of the loan.

On June 20, 2024, the Company entered into an unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan was $1,000,000. This loan carried an annual interest rate of 12.0% and was set to mature in 12 months. On July 23, 2024, the Company extended an additional unsecured short-term loan of $1,500,000 to Hongkong Sanyou Petroleum Co. Limited under the same terms.

On August 16, 2024, the Company entered into an unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $649,250. After mutual debt adjustments, the adjusted principal balance of this loan is $558,295. This loan accrues interest at a monthly rate of 1.0%, with a single lump-sum repayment due 12 months from the disbursement date. The agreement includes a mutual debt adjustment provision, where the balance after offsetting mutual debts is applied to reduce interest charges. Any overdue payments under this agreement bear an annual interest rate of 18%.

Interest income for the three and nine months ended September 30, 2024 was $73,541 and $113,958, respectively. These amounts were accrued and recognized as interest receivable.

NOTE 5 — OTHER RECEIVABLES

Other receivables consisted of the following:

	September 30, 2024	December 31, 2023
	(Unaudited)
Parallel-import Vehicles:
Vehicle Deposit(1)	$100,800	$162,159
Rent Deposit	117,975	22,095
Sales Tax Refundable(2)	34,886	217,892
Interest Receivable	81,747	5,423
Others	13,746	3,351
Logistics and Warehousing
Others	4,422	—
Subtotal	353,576	410,920
Less: Allowance for credit loss	—	—
Total Other Receivables	$353,576	$410,920
(1)	Vehicle deposits represent security deposits paid to U.S. automobile dealers to reserve vehicles.
(2)	Sales tax refundable represents vehicle sales tax exempted in some states and to be refunded by the tax authorities.

NOTE 6 — PROPERTY, PLANT, AND EQUIPMENT, NET

Property consisted of the following:

	Estimated Useful Life
	in Years	September 30, 2024	December 31, 2023
		(Unaudited)
Motor Vehicles	10	$365,000	—
Leasehold improvements	3-6	60,795	—
Subtotal		425,795	—
Less accumulated depreciation		(17,518)	—
Property, plant, and equipment, net		$408,277	$—

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

On July 19, 2024, the Company entered into a non-cancellable operating lease with an independent third party, Zina Development, LLC, for office space in Irvine, California, comprising approximately 15,000 square feet. The lease term commenced on July 23, 2024, and expires on July 31, 2027. The lease is guaranteed by West Buy Media Inc., a North Carolina Corporation 100% owned by the Company’s chief executive officer, Huan Liu, ensuring the Company’s full payment and performance of all obligations under the lease. Monthly base rent payments under this lease range from $42,000 to $45,000, with scheduled increases over the lease term. The office space is designated for general business operations. In accordance with ASC 842, the Company has recognized a right-of-use asset and a lease liability on its balance sheet related to this operating lease.

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

The short-term lease runs month-to-month from January 1, 2024 to August 31, 2024. Both operating lease expenses and short-term lease expenses are recognized in general and administrative expenses. The components of lease expenses for the nine months ended September 30, 2024 and 2023 were as follows:

	For the Nine Months Ended
	September 30,
	2024	2023
	(Unaudited)	(Unaudited)
Leases expenses
Operating lease expenses	$251,302	$133,277
Short-term lease expenses	84,989	82,372
Total leases expenses	$336,291	$215,649

	September 30, 2024	December 31, 2023
Right-of-use assets	$1,976,714	$190,823

Operating lease liabilities – current	$376,062	$39,703
Operating lease liabilities – non-current	1,419,329	151,121
Total operating lease liabilities	$1,795,391	$190,824

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(Unaudited)
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	3.11	3.17
Weighted average discount rate *	11.4%	17.8%

*The Company used weighted average incremental borrowing rate of 13.5% per annum for its lease contracts based on the Company’s current borrowings from various financial institutions.

During the three months ended September 30, 2024 and 2023, the Company incurred total operating lease expenses of $139,555 and $28,962, respectively. During the nine months ended September 30, 2024 and 2023, the Company incurred total operating lease expenses of $251,302 and $133,277, respectively.

As of September 30, 2024, future maturities of lease liabilities were as follows:

Fiscal Years	Amount
(Unaudited)
2024 (excluding the nine months ended September 30, 2024)	$146,037
2025	639,749
2026	795,559
2027	517,765
Thereafter	126,976
Total lease payments	2,226,086
Less: imputed interest	(430,695)
Present value of lease liabilities	$1,795,391

NOTE 8 — Intangible Asset and Goodwill

On January 24, 2024, Cheetah Net entered into a Stock Purchase Agreement to acquire 100% of Edward. The transaction closed on February 2, 2024. The gross purchase price was $1.5 million. Consideration paid consisted of $0.3 million of cash and the issuance of 79,521 shares of Cheetah Net’s Class A common stock with a fair value of $1.2 million. In accordance with ASC 805, Business Combinations (“ASC 805”), it was determined that the fair value of the stock consideration was $0.9 million at the time of the transaction, reflecting a comprehensive evaluation of the stock’s market conditions and liquidity impacted by lock-up period restrictions.

The purchase price was initially recorded on a preliminary basis as of February 2, 2024. The assets acquired and liabilities assumed were estimated based on management’s estimates, available information, and supportable assumptions that management considered reasonable. During the second quarter, the Company finalized the purchase price allocation. As a result, adjustments were made, particularly concerning the deferred tax liability related to intangible assets, which led to a corresponding adjustment in the value of goodwill. The final valuation of assets acquired and liabilities assumed was reflected in the financial statements as of September 30, 2024 and shown below.

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

During the three months ended September 30, 2024 and 2023, the Company incurred accumulated amortization expenses of $13,071 and nil, respectively. During the nine months ended September 30, 2024 and 2023, the Company incurred accumulated amortization expenses of $34,858 and nil, respectively.

NOTE 9 — LETTER OF CREDIT FINANCING (“LC FINANCING”)

The Company entered into a series of loan agreements with three third-party companies for working capital funding purposes during the nine months ended September 30, 2023. Pursuant to the agreements, loans payable from LC financing were collateralized by letters of credit from overseas sales of parallel-import vehicles. Interest expenses are calculated based on the actual number of days elapsed at an interest rate of 18.0% per annum.

The LC financing amounted to $1,004,565 as of December 31, 2023. There was no balance as of September 30, 2024. Interest expenses for LC financing were nil and $23,123 for the three and nine months ended September 30, 2024, respectively, and $207,648 and $789,104 for the three and nine months ended September 30, 2023, respectively. The accounts receivable transactions in connection with letters of credit having book values of $1,084,775 were pledged as collateral to guarantee the Company’s borrowings from these two third-party lending companies as of December 31, 2023. There were no accounts receivable pledged as collateral as of September 30, 2024. (see Note 3).

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

During the three and nine months ended September 30, 2024, the Company did not borrow under the revolving lines of credit. The Company repaid $584,541 during the three months ended September 30, 2024. As of September 30, 2024 and December 31, 2023, the revolving lines of credit balance was $nil and $688,711. Interest expenses incurred under the revolving lines of credit were $6,430 and $65,665 for the three and nine months ended September 30, 2024, respectively, and $63,277 and $120,675 for the three and nine months ended September 30, 2023, respectively.

NOTE 11 — PREMIUM FINANCE

On July 31, 2023, the Company entered into a Premium Finance Agreement (the “Premium Finance Agreement”) with National Partners PFco, LLC. Pursuant to the Premium Finance Agreement, the Company borrowed $221,139 for the purchase of its directors and officers insurance, at an annual interest rate of 7.75%. As of September 30, 2024, the outstanding balance for this Premium Finance Agreement has been fully repaid.

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

The premium finance amounted to $178,801 and $148,621 as of September 30, 2024 and December 31, 2023, respectively. Interest expenses incurred related to the Premium Finance Agreement were $1,404 and $2,400 for the three and nine months ended September 30, 2024, respectively. Interest expenses incurred related to the Premium Finance Agreement during the three and nine months ended September 30, 2023 were both $3,584.

NOTE 12 — LONG-TERM BORROWINGS

Long-term borrowings consisted of the following:

	September 30,	December 31,
	2024	2023
	(Unaudited)
Small Business Administration(1)	$471,598	$479,124
Thread Capital Inc.(2)	181,746	198,488
Total long-term borrowings	$653,344	$677,612

Current portion of long-term borrowings	$34,146	$32,887

Non-current portion of long-term borrowings	$619,198	$644,725
(1)	On May 24, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (the “SBA”), an agency of the U.S. Government, to borrow $150,000 for 30 years, with a maturity date of May 23, 2050. Under the terms of the SBA loan, the loan proceeds are used as working capital to alleviate economic injury caused by the COVID-19 pandemic. The loan bears a fixed interest rate of 3.75% per annum. Beginning 12 months from the date of this loan agreement, the Company is required to make a monthly installment payment of $731 within the term of loan, with the last installment to be paid in May 2050.

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

The future maturities of the SBA loan as of September 30, 2024 were as follows:

Fiscal Years	Future repayment
2024 (excluding the nine months ended September 30, 2024)	$3,066
2025	11,024
2026	11,474
2027	11,942
2028	12,429
Thereafter	421,663
Total	$471,598

(2)

On May 15, 2020, the Company entered into a loan agreement with Thread Capital Inc. (“Thread Capital”) to borrow $50,000 as working capital with a maturity date of November 1, 2024. The loan bore a fixed interest rate of 5.50% per annum. This loan agreement was subsequently terminated on May 17, 2021, at which time the Company entered into a new loan agreement with Thread Capital to borrow an additional $171,300 as working capital. In the aggregate, the Company’s borrowings from Thread Capital amounted to $221,300 with a maturity date of May 1, 2031. Interest is payable at a fixed annual interest rate of 0.25% between September 1, 2021 and November 30, 2022. Beginning from December 1, 2022, the loan bears a fixed annual interest rate of 5.5%, and the Company is required to make a monthly installment payment of $2,721 within the remaining term of loan, with the last installment to be paid in May 2031.

The future maturities of the loan from Thread Capital as of September 30, 2024 were as follows:

Fiscal Years	Future repayment
2024 (excluding the nine months ended September 30, 2024)	$5,553
2025	23,553
2026	24,881
2027	26,285
2028	27,768
Thereafter	73,706
Total	$181,746

For the above-mentioned long-term borrowings, the Company recorded interest expenses of $7,027 and $22,590 for the three and nine months ended September 30, 2024, respectively, and $7,751 and $23,545 for the three and nine months ended September 30, 2023, respectively.

NOTE 13 — STOCK BASED COMPENSATION

On August 16, 2024, the Company’s board of directors approved the adoption of the Plan. Subsequently, on September 30, 2024, the Company’s stockholders approved the Plan. The Plan provides for the granting of share-based awards, including options, restricted stock, restricted stock units, dividend equivalents, and other awards to directors, employees, and consultants of the Company.

Vested shares

On September 30, 2024, the compensation committee of the Company’s board of directors approved the grant of 45,938 shares of Class A common stock and 31,250 shares of Class B common stock (the “Award”) to Mr. Huan Liu, CEO of the Company. The Award vested immediately upon grant.

Nonvested shares

On September 30, 2024, the compensation committee of the Company’s board of directors approved the grant of 18,750 and 54,062 nonvested shares of Class A common stock to one director, one officer and five employees, respectively, vesting ratably on each of the first three anniversaries of the grant date.

A summary of the nonvested shares activity for the nine months ended September 30, 2024 is as follows:

		Weighted
	Number of	Average Grant
	non-vested	Date Fair Value
	Shares	Per Share (US$)
Outstanding as of December 31, 2023	—	—
Grant	150,000	3.39
Vested	(77,188)	3.39
Forfeited	—	—
Outstanding as of September 30, 2024	72,812	3.39

The fair value of vested and nonvested shares is determined by the market closing price of Class A common stock at the grant date. Accordingly, the Company recorded share-based compensation expenses of $261,666 for the nine months ended September 30, 2024.

As of September 30, 2024, total unrecognized compensation cost relating to nonvested shares was $233,002, which is to be recognized over a weighted average period of 3 years.

NOTE 14 — RELATED PARTY TRANSACTIONS

a.	Nature of relationship with a related party

Name	Relationship with Our Company
Mr. Huan Liu	Chief Executive Officer (“CEO”) and Chairman of the Board of Directors
West Buy Media Inc. (“West Buy Media”)	100% owned by Mr. Huan Liu, CEO and Chairman of the Board of Directors

West Buy Media Inc., a North Carolina Corporation, served as the guarantor in connection with the Company’s operating lease signed on July 19, 2024 with an independent third party, Zina Development, LLC.. West Buy Media provides guarantees to  the Company’s full payment and performance of all obligations in connection with this Lease. (also see NOTE 7 — LEASES).

b. Due to a related party

	September 30,	December 31,
	2024	2023
	(Unaudited)
Total	$—	$13,423

Amount due to a related party represents amounts due to the Company’s CEO and Chairman of the Board of Directors, Mr. Huan Liu, for funds borrowed for working capital purposes during the Company’s normal course of business. These payables are unsecured, non-interest bearing, and due on demand.

During the three and nine months ended September 30, 2024, the Company did not borrow any amounts from Mr. Huan Liu. Repayments made to Mr. Huan Liu totaled $13,423 for the nine months ended September 30, 2024, with no repayments made during the three-month period. During the three and nine months ended September 30, 2023, repayments made to Mr. Huan Liu were $28,875.

There was no balance due to Mr. Huan Liu as of September 30, 2024.

NOTE 15 — INCOME TAXES

The Company and its operating subsidiaries in the United States are subject to federal and various state income taxes. The Company elected to file income taxes as a corporation instead of an LLC for the tax years ended December 31, 2020 through December 31, 2023.

(i)	The components of the income tax provision were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
Federal	$—	$7,022	$(128)	$9,422
State	—	447	4,456	667
Total current income tax provision	—	7,469	4,328	10,089
Deferred:
Federal	(424,263)	26,361	(761,498)	42,827
State	(135,717)	10,387	(295,800)	5,310
Total deferred income tax expenses (benefits)	(559,980)	36,748	(1,057,297)	48,137
Total income tax benefits	$(559,980)	$44,217	$(1,052,969)	$58,226

(ii)	Reconciliations of the statutory income tax rate to the effective income tax rate were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Federal statutory tax rate	$21.0%	$21.0%	$21.0%	$21.0%
State statutory tax rate	4.3%	5.1%	5.6%	2.1%
Non-deductible expenses	(0.1)%	0.3%	(0.1)%	0.3%
Non-taxable income	(1.6)%	0.0%	(0.8)%	2.1%
Effective tax rate	$23.6%	$26.4%	$25.7%	$25.5%

(iii)	Deferred tax assets, net were composed of the following:

	September 30,	December 31,
	2024	2023
	(Unaudited)
Deferred tax assets:
Net operating loss carry forwards	873,312	47,905
Lease Liability	419,441	—
Others	255,837	—
Total deferred tax assets	1,548,590	47,905

Deferred tax liabilities:
Intangible assets	(111,772)	—
Fixed assets	(407)	—
Right of use assets	(461,802)	—
Total deferred tax liabilities	(573,981)	—

Total deferred tax assets, net	974,609	47,905

As of December 31, 2023, the Company had a cumulative U.S. federal net operating loss (“NOL”) of $47,905, which may reduce future federal taxable income. During the nine months ended September 30, 2024, the Company’s operations accumulated a NOL of $2,882,692, resulting in a cumulative U.S. federal NOL of $3,201,298, as of September 30, 2024, which is carried forward indefinitely. As of September 30, 2024, the Company also had a cumulative State NOL of $3,201,298, which may reduce future State taxable income, and the State NOL balance as of September 30, 2024 will expire beginning in 2041.

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

Credit risk

As of September 30, 2024 and December 31, 2023, all of the Company’s cash was on deposit at financial institutions in the U.S., which are insured by the Federal Deposit Insurance Corporation subject to certain limitations. The Company has not experienced any losses in such accounts.

Accounts receivable in the Company’s parallel-import vehicle business are typically unsecured and derived from revenues earned from parallel-import car dealers, thereby exposing the Company to credit risk. This risk is mitigated by the Company’s assessment of its parallel-import car dealers’ creditworthiness and its ongoing monitoring of outstanding balances.

Concentrations

Parallel-import automobile dealers were our major customers during the year ended December 31, 2023. The Company has undergone a business transformation since the acquisition of Edward, which happened in February 2024 (see also NOTE 8 — Intangible Asset and Goodwill). As of the date of this quarterly report, the Company’s logistic and warehousing business is still in its early stage.

For the nine months ended September 30, 2024, two parallel-import car dealers accounted for 100% (87.7% and 12.3%, respectively) of the Company’s revenue from parallel-import vehicles. For the nine months ended September 30, 2023, three parallel-import car dealers accounted for 98.7% (45.2%, 29.7%, and 23.8%, respectively) of the Company’s total revenue.

As of September 30, 2024, three parallel-import car dealers in our parallel-import vehicles segment accounted for 92.4% (57.5%, 17.5%, and 17.4%, respectively) of the accounts receivable balance.

As of December 31, 2023, three parallel-import car dealers accounted for approximately 98.0% (58.1%, 28.2%, and 11.7%, respectively) of the accounts receivable balance.

During the three and nine months ended September 30, 2024, the Company did not purchase any vehicles. During the three and nine months ended September 30, 2023, one U.S.-based automobile dealership accounted for approximately 7.2% and 8.3%, respectively, of the Company’s total purchases.

NOTE 17 — STOCKHOLDERS’ EQUITY

Common Stock

Cheetah Net was established under the laws of the State of North Carolina on August 9, 2016. Under the Company’s amended and restated articles of incorporation on July 2, 2024, the total authorized number of shares of common stock is 1,000,000,000 with par value of $0.0001, which consists of 891,750,000 shares of Class A common stock and 108,250,000 shares of Class B common stock. The Company also has the authority to issue 500,000 shares of preferred stock as deemed necessary with a par value per share equal to the par value per share of the Class A common stock. Holders of Class A common stock and Class B common stock have the same rights except for voting and conversion rights. In respect of matters requiring the votes of stockholders, each share of Class A common stock is entitled to one vote, and each share of Class B common stock is entitled to 15 votes. Class B common stock is convertible into Class A common stock at any time after issuance at the option of the holder on a one-to-one basis. Class A common stock is not convertible into shares of any other class. The numbers of authorized and outstanding common stock were retroactively applied as if the transaction occurred at the beginning of the period presented.

On June 27, 2022, the Company entered into a subscription agreement with a group of investors (the “Investors”) whereby the Company agreed to sell, and the Investors agreed to purchase, up to 104,125 shares of Class A common stock at a purchase price of $28.8 per share. These Investors are unrelated parties to the Company. The gross proceeds were approximately $3.0 million, before deducting offering expenses of approximately $0.3 million. The net proceeds were approximately $2.7 million, of which approximately $1.2 million was received in 2022 and $1.2 million in 2023, for a total receipt of approximately $2.4 million. After negotiations between Rapid Proceed Limited (“Rapid”), one of the Investors, and the Company regarding the fund’s release terms, an agreement was reached on November 2, 2023, stipulating that the outstanding $0.6 million would be paid by Rapid within six months following the Company’s initial public offering (“IPO”). On March 13, 2024, considering the impact of market volatility and the long-term benefits of continued cooperation, Rapid requested and the Company agreed to extend the payment due date of the outstanding $0.6 million to September 30, 2024. As of September 30, 2024, the outstanding balance of subscription payments had been collected.

On August 3, 2023, the Company closed its IPO of 78,125 shares of Class A common stock at a public offering price of $64.00 per share, for aggregate gross proceeds of $5.0 million before deducting underwriting discounts and other offering expenses, including the issuance to the underwriter of warrants to purchase 3,906 shares of common stock (the “Warrants”), with an exercise price of $80.00 per share. The Company’s Class A common stock began trading on the Nasdaq Capital Market under the ticker symbol “CTNT” on August 1, 2023.

On January 24, 2024, the Company entered into a stock purchase agreement with Edward and Juguang Zhang, Edward’s sole stockholder (the “Seller”). Pursuant to the Agreement, the Company agreed to acquire 100% of the shares in Edward from the Seller (the “Acquisition”). On February 2, 2024, the Company closed the Acquisition for a total purchase price that included a cash payment of $300,000 and the issuance of 79,521 shares of the Company’s unregistered Class A common stock, initially valued at $1,200,000. Subsequent valuation determined the fair value of these shares to be $9 million. Please see Note 8 for further details.

On May 14, 2024, the Company entered into a placement agency agreement with AC Sunshine Securities LLC on a best efforts basis, relating to the Company’s public offering (the “May Offering”) of 825,625 shares of Class A common stock for a price of $9.92 per share, less certain placement agent fees. On the same day, the Company entered into a securities purchase agreement with purchasers identified therein. On May 15, 2024, the Company closed the May Offering pursuant to the prospectus included in its registration statement on Form S – 1, as amended (File No. 333 – 276300), which was initially filed with the SEC on December 28, 2023, and declared effective by the SEC on April 26, 2024, and a registration statement on Form S – 1 (File No. 333 – 279388) filed on May 13, 2024, pursuant to Rule 462 (b) of the Securities Act of 1933, as amended. The May Offering resulted in gross proceeds to the Company of approximately $8.19 million, before deducting placement agent fees and other offering expenses and fees.

On July 25, 2024, the Company entered into a securities purchase agreement with certain institutional investors for a follow-on offering of 404,979 shares of its Class A common stock, par value $0.0001 per share, at a price of $3.68 per share. On the same day, the Company entered into a placement agency with FT Global Capital, Inc., who acted as the exclusive placement agent on a best efforts basis in connection with such offering. Pursuant to the placement agency agreement, the Company paid FT Global Capital, Inc. a fee of 7.25% of the aggregate purchase price for the shares of Class A common stock sold in the offering, and reimbursed FT Global Capital, Inc. for its expenses up to $90,000 in the aggregate. On July 26, 2024, the Company closed the offering, with net proceeds to the Company of approximately $1.1 million for the Company’s working capital and general corporate purposes.

As of September 30, 2024, there were 1,960,218 shares of Class A common stock and 546,875 shares of Class B common stock issued and outstanding.

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

				Total Common
				Shares Issuable as of
			Exercise	March 31,
Title of Warrant	Date Issued	Expiry Date	Price	2024
Equity-classified warrants

August 2023 – underwriter warrants	8/3/2023	07/31/2026	$80.00	3,906

Termination of Warrants

On March 4, 2024, the Company and Maxim Group LLC signed an agreement to terminate 3,906 outstanding warrants that had previously been granted to Maxim Group LLC. On March 27, 2024, the Company completed the payment of termination fees totaling $78,125, which was recorded as an offset to additional paid in capital within stockholders’ equity.

Reverse Stock Split

At a special stockholders’ meeting held on September 30, 2024, the Company’s stockholders approved the Company’s Fourth Amended and Restated Articles of Incorporation to authorize a reverse stock split. Subsequently, on October 7, 2024, the Company’s board of directors approved the Reverse Stock Split and filed its Fourth Amended and Restated Articles of Incorporation with the State of North Carolina pursuant to North Carolina Revised Statutes 55-8-21 on October 8, 2024. The Reverse Stock Split took effect on October 21, 2024. Starting on October 24, 2024, the Company’s Class A common stock began trading on the Nasdaq Capital Market on a post-split basis. All share information included in this quarterly report on Form 10-Q has been retrospectively adjusted to reflect the Reverse Stock Split as if it had occurred as of the earliest period presented.

NOTE 18 — COMMITMENTS AND CONTINGENCIES

On February 23, 2023, the Company filed a complaint in the New York Supreme Court, New York County, against Stefanie A. Rehfeld (the “Defendant”), alleging that she breached an independent contractor agreement with the Company by misappropriating a vehicle that she had acquired and was contractually obliged to deliver to the Company in exchange for a commission. On April 25, 2023, the court granted the Company’s motion for summary judgment on its causes of action seeking specific performance and contractual indemnification. The Company has successfully recovered the vehicle and received its title. On August 7, 2024, the court conducted an inquest and awarded the Company $64,359.22 in fees and costs. As of the date of this quarterly report, a proposed judgment concerning those monetary damages is pending.

NOTE 19 — SUBSEQUENT EVENTS

On October 2, 2024 and October 28, 2024, the Company entered into two one-year short-term agreements with Hongkong Sanyou Petroleum Co Limited, with principal amount of the loan $1,000,000, respectively, bearing an annual interest rate of 12.0% and set to mature in 12 months.

On October 24, 2024, the Company entered into a short-term loan agreement with Asia Finance Investment Limited. The principal amount of the loan was $530,000, bearing an annual interest rate of 12.0% and was set to mature in 12 months.

On November 7, 2024, the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC, notifying the Company that it had regained compliance with the minimum closing bid price requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter confirmed that, for the 10 consecutive business days from October 24, 2024 to November 6, 2024, the closing bid price of the Company’s Class A common stock had been at $1.00 or greater and that, accordingly, the matter concerning the Company’s failure to comply with the Minimum Bid Price Requirement was closed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in the “Risk Factors” section included in our registration statement on Form S-8 (File No. 333-282153), which was filed with the SEC on September 16, 2024.

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

Business Overview and Recent Developing Trends

We are a provider of logistics and warehousing services, historically in connection with the sale of parallel-import vehicles sourced in the U.S. to be sold in the PRC market, and more recently for the transportation of other goods between the U.S. and the PRC. We began our operations in 2016 exclusively as a parallel-import vehicle dealer for luxury brand automobiles but have now focused on facilitating non-vehicle trade in view of the continued weakness for imported automobiles in the PRC.

Sales of parallel-import vehicle to the PRC market represented a significant part of our revenue before 2024. From 2016 to the first half of 2022, we experienced significant growth in sales volume, revenue, and gross profit of parallel-import vehicles due to our core strengths and a favorable economic climate. However, since the second half of 2022, our parallel-import vehicle business has been impacted negatively by the COVID-19 pandemic, the lockdowns in the PRC, and the weaker customer demand in the PRC caused by the deteriorated macroeconomic conditions. The parallel-vehicle import market has continued to be significantly affected by the adverse market conditions resulting from significant price discounting by luxury import brands and a shift in consumer interest to domestic electric vehicles (“EVs”). In 2023, we had a decrease in parallel-import vehicle sales by 30.5%, and net income by 87.5% compared to 2022. During the nine months ended September 30, 2024, our parallel-import vehicle business sales decreased by 95.0% compared to the same period of 2023.

In February 2024, we acquired Edward Transit Express Group Inc. (“Edward”) to expand our logistics and warehousing service operations. Beginning in the second quarter of 2024, we increased our marketing staff to pursue new business opportunities and focus on international trade flows between the PRC and U.S. Additionally, in July 2024, we relocated our headquarters from Charlotte, NC, to Irvine, CA, which we believe will enable a stronger management focus on our logistics and warehousing business due to Irvine’s proximity to the important ports of Los Angeles and Long Beach.

For the nine months ended September 30, 2024, we generated revenues of approximately $0.2 million from logistics and warehousing services. While we believe that tangible results of these efforts may not be apparent for several quarters, we have confidence that we are positioning the Company for substantial future growth in this business.

Results of Operations

Revenues

The Company operates in two business segments: parallel-import vehicle sales and logistics and warehousing services. Revenue from the parallel-import vehicle dealership business is generated from the sale of parallel-import vehicles to both domestic and overseas parallel-import car dealers. We purchase automobiles from the U.S. market through our team of professional purchasing agents and resell them mainly to parallel-import car dealers in the U.S. and the PRC. In accordance with ASC 606, we recognize revenue when the performance obligation has been satisfied and control of the vehicles has been transferred to the dealers. For sales to U.S. domestic parallel-import car dealers, revenue is recognized when a vehicle is delivered, and its title has been transferred to the dealers. For overseas sales, the Company sells vehicles under CFR shipping terms, and revenue is recognized when a vehicle is loaded on a cargo ship and its title has been transferred to the dealers. We account for the revenue generated from sales of vehicles on a gross basis as we are acting as a principal in these transactions, are subject to inventory risk, have latitude in establishing prices, and are responsible for fulfilling customer orders.

As stated above, the parallel-import vehicle business has continued to decline since 2023. During the nine months ended September 30, 2024, sales in the parallel-import vehicle business decreased by 95.0% compared to the same period in 2023, with no revenue generated during the three months ended September 30, 2024. The Company has been transforming its business from parallel-import vehicles to logistics and warehousing services since the acquisition of Edward.

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

In line with the revenue decline in the parallel-import vehicle business since 2023, we recorded a 94.4% decrease in cost of revenues during the nine months ended September 30, 2024 compared to the same period in 2023. Additionally, there was no cost of revenues recorded during the three months ended September 30, 2024.

Our cost of revenue from logistics and warehousing service mainly includes the associated costs of freight and fulfillment expenses. We act as a principal, controlling the goods and services, bearing inventory and pricing risks, and fulfill performance obligations directly.

Interest Expenses

The Company obtained loans from finance companies through (i) LC financing by using letters of credit from our international customers in overseas sales of parallel-import vehicles as collateral, and (ii) accessing revolving lines of credit to further support our operations and strategic initiatives.

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

Risks and uncertainties related to our business include, but are not limited to, the following:

●	Changes in consumer demand in the Chinese market towards fuel-efficient vehicles and EVs, or a general declining purchasing power of PRC consumers, may adversely affect our vehicle sales volumes and results of operations;
●	The PRC government policies on the purchase and ownership of automobiles and stricter emissions standards may reduce the market demand for the automobiles we sell and thus negatively affect our business and growth prospects;
●	Any adverse change in political relations between the PRC and the U.S. or any other country where those brands originate, including the ongoing trade conflicts between the U.S. and the PRC, may negatively affect our business;
●	Our business and financial condition may be substantially harmed by inventory losses caused by theft, vandalism, or accidents during transportation and/or warehousing;
●	The ongoing military conflicts between Russia and Ukraine and between Israel and several of its regional adversaries could materially and adversely affect the global economy and capital markets, including significant volatility in commodity prices, especially energy prices, credit and capital markets, as well as supply chain interruptions; and
●	Inflation in the economy may result in higher interest rates and capital costs, shipping costs, supply shortages, and increased costs of labor, and may adversely affect our liquidity, business, financial condition, and results of operations, particularly if we are unable to achieve commensurate increases in the prices we charge our customers.

Our business, financial condition, and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics, and other catastrophic incidents, which could significantly disrupt our operations.

Comparison of Results of Operations for the periods presented:

	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
	2024		2023		Amount	%	2024		2023		Amount	%
	USD	%	USD	%			USD	%	USD	%
Revenues
Parallel-import Vehicles	$—	—%	$10,038,246	100.0%	$(10,038,246)	(100.0)%	$1,631,248	87.6%	$32,475,714	100.0%	$(30,844,466)	(95.0)%
Logistics and Warehousing	61,208	100.0%	—	—%	61,208	100.0%	231,605	12.4%	—	—%	231,605	100.0%
Total Revenues	61,208	100.0%	10,038,246	100.0%	(9,977,038)	(99.4)%	1,862,853	100.0%	32,475,714	100.0%	(30,612,861)	(94.3)%

Cost of Revenues
Cost of vehicles	—	—%	8,365,730	83.3%	(8,365,730)	(100.0)%	1,515,270	81.4%	27,190,224	83.7%	(25,674,954)	(94.4)%
Fulfillment expenses	—	—%	505,156	5.0%	(505,156)	(100.0)%	140,798	7.6%	1,722,704	5.3%	(1,581,906)	(91.8)%
Ocean Freight Costs	31,339	51.2%	—	—%	31,339	100.0%	119,437	6.4%	—	—%	119,437	100.0%
Total cost of revenues	31,339	51.2%	8,870,886	(99.6)%	(8,839,547)	(99.6)%	1,775,505	95.4%	28,912,928	89.0%	(27,137,423)	(93.9)%

Gross Profit (Loss)	29,869	48.8%	1,167,360	11.6%	(1,137,491)	(97.4)%	87,348	4.7%	3,562,786	11.0%	(3,475,438)	(97.5)%

Selling expenses	19,557	32.0%	184,061	1.8%	(164,504)	(89.4)%	117,819	6.3%	603,184	1.9%	(485,365)	(80.5)%
General and administrative expenses	1,102,454	1,801.2%	530,089	5.3%	572,365	108.0%	2,735,450	146.8%	1,676,559	5.2%	1,058,891	63.2%
Allowance of credit loss of accounts receivable	1,095,094	1,789.1%	—	—%	1,095,094	100.0%	1,095,094	58.8%	—	—%	1,095,094	100.0%
Share-based compensation expenses	261,666	427.5%	—	—%	261,666	100.0%	261,666	14.0%	—	—%	261,666	100.0%
Total operating expenses	2,478,771	4,049.8%	714,150	7.1%	1,764,621	247.1%	4,210,029	225.9%	2,279,743	7.1%	1,930,286	84.7%

(Loss) Income from Operations	(2,488,902)	(4,001.0)%	453,210	4.5%	(2,902,112)	(640.3)%	(4,122,681)	(221.3)%	1,283,043	4.0%	(5,405,724)	(421.3)%

Other Income (Expenses)
Interest income	88,459	144.5%	107	0.0%	88,352	82,572.0%	145,631	7.8%	4,009	—%	141,622	3,532.6%
Interest expenses	(14,865)	(24.3)%	(286,197)	(2.9)%	271,332	(94.8)%	(113,830)	(6.1)%	(1,058,111)	(3.3)%	944,281	(89.2)%
Other income	36	0.1%	—	—%	36	100.0%	809	0.0%	—	—%	809	100.0%
Total other income (expenses), net	73,630	120.3%	(286,090)	(2.9)%	359,720	(125.7)%	32,610	1.8%	(1,054,102)	(3.3)%	1,086,712	(103.1)%

(Loss) Income before Income Tax Provision	(2,375,272)	(3,880.7)%	167,120	1.6%	(2,542,392)	(1,521.3)%	(4,090,071)	(219.5)%	228,941	0.7%	(4,319,012)	(1,886.5)%

Income tax (benefits) provision	(559,980)	(914.9)%	44,217	0.4%	(604,197)	(1,366.4)%	(1,052,969)	(56.5)%	58,226	0.2%	(1,111,195)	(1,908.4)%
Net (Loss) Income	$(1,815,292)	(2,965.8)%	$122,903	1.2%	$(1,938,195)	(1,577.0)%	$(3,037,102)	(163.0)%	$170,715	0.5%	$(3,207,817)	(1,879.0)%

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenues

Revenue was $61,208 for the three months ended September 30, 2024, compared to $10.0 million for the same period of 2023, representing a decrease of $9.9 million, or 99.4%. This decrease was primarily due to the continued downturn in our parallel-import vehicle business.

Revenues of $61,208 generated from logistics and warehousing services were our only source of revenues for the three months ended September 30, 2024.

Gross Profit

Gross profit from the combined business segments in the third quarter of 2024 decreased by approximately $1.1 million, or 97.4%, compared to the third quarter of 2023. As a percentage of revenue, the gross margin increased from 11.6% for the three months ended September 30, 2023, to 48.8% for the three months ended September 30, 2024.

Operating Expenses

General and Administrative Expenses

	Three Months Ended September 30,
	2024	2023	Amount	%
General and Administrative Expenses
Payroll and Benefits	$399,389	$176,932	$222,457	125.7%
Rental and Leases	168,739	85,369	83,370	97.7%
Travel and Entertainment	57,717	28,813	28,904	100.3%
Legal and Accounting Fees	152,828	112,418	40,410	35.9%
Recruiting Fees	60,497	2,365	58,132	2,458.0%
Bank charges and fees	1,515	13,370	(11,855)	(88.7)%
Insurance Expenses	74,180	59,754	14,426	24.1%
Depreciation and Amortization Expenses	22,954	—	22,954	100.0%
Others	164,635	51,068	113,567	222.4%
Total General and Administrative Expenses	$1,102,454	$530,089	$572,365	108.0%

General and administrative expenses increased by $0.6 million, or 108.0%, to $1.1 million for the three months ended September 30, 2024 from $0.5 million for the three months ended September 30, 2023, primarily due to increases in (i) personnel-related expenses and rental expenses to support the newly launched logistics and warehousing segment, (ii) recurring expenses associated with new business lines, aligning with our strategic shift towards logistics and warehousing, (iii) depreciation and amortization expenses, primarily due to the acquisition of new fixed assets and additional intangible assets from the Edward acquisition, as detailed in Notes 6 and 8; and (iv) insurance expenses due to higher costs associated with directors and officers insurance.

Allowance of credit loss of accounts receivable

	For the Three Months Ended September 30,
	2024	2023	Amount	%
Allowance of credit loss of accounts receivable	$1,095,094	$—	$1,095,094	N/A

Allowance of credit loss of accounts receivable was $1.1 million as compared to nil for the three months ended September 30, 2024 and 2023, respectively.

During the three months ended September 30, 2024, the Company assessed the collection of aged accounts receivable related to parallel-import vehicles business, and  made $1.1 million of allowance of credit loss on accounts overdue by 210 days (see details on NOTE 3 — ACCOUNTS RECEIVABLE).  Management  will continue to review the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances.

Share-based compensation expenses

	For the Three Months Ended September 30,
	2024	2023	Amount	%
Share-based compensation expenses	$261,666	$—	$261,666	N/A

Shares-based compensation expenses was $0.3 million as compared to nil for the three months ended September 30, 2024 and 2023, respectively.

On August 16, 2024, the Board of Directors approved the adoption of the Amended and Restated 2024 Stock Incentive Plan (the “Plan”). Subsequently, on September 30, 2024, the Company’s stockholders approved the Plan. The total number of shares granted by the compensation committee of the Company’s board of directors on September 30, 2024 were 150,000, including 118,750 shares of Class A common stock and 31,250 shares of Class B common stock.  Share-based compensation expenses of $261,666 were recognized during the third quarter ended September 30, 2024.  See NOTE 13 — STOCK BASED COMPENSATION for more details.

Other (Expenses) Income

Interest Income

	For the Three Months Ended September 30,
	2024	2023	Amount	%
Total Interest income	$88,459	$107	$88,352	82,572.0%

Interest income was $88,459 and $107 for the three ended September 30, 2024 and 2023, respectively.

During the three months ended September 30, 2024, the Company recognized interest income on short-term loans receivable and certificates of deposits from the net proceeds of capital injections from IPO in August 2023 and follow-on offerings in July 2024 and May 2024.

During the three months ended September 30, 2023, the Company had interest income of $107 from the delayed sales tax refund from relevant state governments on parallel-import vehicles business.

Interest Expenses

	For the Three Months Ended September 30,
	2024	2023	Amount	%
Inventory Financing	$—	$—	$—	0%
LC Financing	—	207,648	(207,648)	(100.0)%
Dealers Finance Charges	—	959	(959)	(100.0)%
Other Loan Interest	7,027	7,751	(724)	(9.3)%
Line of Credit Interest	6,430	63,277	(56,847)	(89.8)%
Credit Card Interest	4	2,978	(2,974)	(99.9)%
Premium Finance Interest	1,404	3,584	(2,180)	(60.8)%
Total Interest Expenses	$14,865	$286,197	$(271,332)	(94.8)%

Interest expenses decreased by approximately $0.3 million, or 94.8%, to approximately $15,000 for the three months ended September 30, 2024, from approximately $290,000 for the three months ended September 30, 2023, primarily due to (i) no new inventory or LC financing activities during the three months ended September 30, 2024, and (ii) cash generated from the completion of our IPO in the third quarter of 2023, followed by follow-on offerings in May and July 2024, which collectively resulted in a substantial capital infusion that was partially used to pay down debt.

Income tax (benefits) provision

Our income tax benefits were $0.6 million for the three months ended September 30, 2024, compared with income tax provision of approximately $44,217 for the same period in 2023.

Net Loss

As a result of the above factors, we had a net loss of $1.8 million for the nine months ended September 30, 2024 compared to a net income of $0.1 million for the same period of 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Revenues

Revenues for the nine months ended September 30, 2024, were $1.9 million, compared to $32.5 million for the same period in 2023, representing a decrease of $30.6 million, or 94.3%. This decrease was primarily due to the continued decline in our parallel-import vehicles business.

Since the acquisition of Edward, we generated revenue of $231,605, representing approximately 12.4% of our total revenues for the nine months ended September 30, 2024.

Parallel-import Vehicles Segment

We continue to face significant challenges in the parallel-import vehicle market. Revenues from vehicle sales decreased by $30.8 million, or 95.0%, from approximately $32.5 million for the nine months ended September 30, 2023, to $1.6 million for the nine months ended September 30, 2024. This decrease was primarily due to the ongoing economic weakness in the PRC, resulting in reduced customer demands, significant price discounting by luxury import brands, and a shift in consumer interest toward domestic EVs, as reflected in the information below on sales amount and average selling price.

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023			Average Selling Price Changes
	No.	Sales Amount	Ave Selling Price	No.	Sales Amount	Ave Selling Price	Amount	%
BMW X7	—	$—	$—	5	$480,210	$96,042	$(96,042)	—%
Mercedes G63	1	200,297	$200,297	—	—	—	—	—%
Mercedes GLS 450	11	1,175,116	106,829	125	14,033,750	112,270	(5,441)	(4.8)%
Mercedes Benz GLS600	—	—	—	12	2,877,516	239,793	(239,793)	—%
RAM Trucks	—	—	—	14	1,698,061	121,290	(121,290)	—%
Land Rover Range Rover	—	—	—	15	2,359,979	157,332	(157,332)	—%
Toyota Sequoia	—	—	—	31	3,144,186	101,425	(101,425)	—%
LEXUS LX600	2	255,834	127,917	52	7,882,011	151,577	(23,660)	(15.6)%
Total	14	$1,631,247	$116,518	254	$32,475,714	$127,857	$(11,339)	(8.9)%

For the nine months ended September 30, 2024, we sold 14 vehicles, compared to 254 for the nine months ended September 30, 2023.

	Nine Months Ended September 30,
	2024	2023	Change Amount	Change %
Revenue from parallel-import vehicles:
U.S. domestic market	$200,297	$8,160,395	$(7,960,098)	(97.5)%
Overseas market	1,430,951	24,315,319	(22,884,368)	(94.1)%
Total	$1,631,248	$32,475,714	$(30,844,466)	(95.0)%

During the nine months ended September 30, 2024, our direct sales to the PRC market accounted for 87.7% of our total revenue from parallel-import vehicles, while for the nine months ended September 30, 2023, 74.9% of our total revenue from parallel-import vehicles was generated from overseas sales.

Cost of Revenue from Parallel-import Vehicles

	Nine Months Ended September 30,
	2024	2023	Change Amount	Change %
Cost of Revenue from parallel-import vehicles sold
Cost of Vehicles sold	$1,515,270	$27,190,224	$(25,674,954)	(94.4)%
Fulfillment Expenses	140,798	1,722,704	(1,581,906)	(91.8)%
Total Cost of Revenue from parallel-import vehicles sold	$1,656,068	$28,912,928	$(27,256,860)	(94.3)%

Our total cost of revenue from parallel-import vehicles sold decreased by $27.3 million, or 94.0%, to $1.7 million for the nine months ended September 30, 2024 from $28.9 million for the same period of 2023. For the nine months ended September 30, 2024 and 2023, total cost as a percentage of revenue was 101.5% and 89.0%, respectively. Our total cost of revenue from parallel-import vehicles sold decreased in line with the reduced revenue.

Cost of Vehicles

Total cost of vehicles sold decreased by $25.7 million, or 94.4%, to $1.5 million for the nine months ended September 30, 2024 from $27.2 million for the nine months ended September 30, 2023. We sold 14 vehicles during the nine months ended September 30, 2024, compared to 254 during the nine months ended September 30, 2023.

Fulfillment Expenses

	Nine Months Ended September 30,
	2024	2023	Change Amount	Change %
Fulfillment expenses
Payroll and Benefits	$83,855	$955,683	$(871,828)	(91.2)%
Buyer Commission	750	266,253	(265,503)	(99.7)%
Vehicle Storage and Towing	—	318,300	(318,300)	(100.0)%
Vehicle Insurance Expenses	42	90,044	(90,002)	(100.0)%
Consulting Fee	—	61,049	(61,049)	(100.0)%
Others	56,151	31,375	24,776	79.0%
Total Fulfillment Expenses	$140,798	$1,722,704	$(1,581,906)	(91.8)%

Fulfillment expenses decreased by approximately $1.6 million, or 91.8%, to $0.1 million for the nine months ended September 30, 2024 from $1.7 million for the nine months ended September 30, 2023. This decrease stayed in line with the reduced revenue of parallel-import vehicles business.

Logistics and Warehousing Segment

For the nine months ended September 30, 2024, the Company reported total revenue of $231,605 from logistics and warehousing services, which we began recording following the acquisition of Edward in February 2024.

Gross Profit

Gross profit from the combined business segments during the nine months ended September 30, 2024 decreased by approximately $3.5 million, or 97.5%, compared with the same period of 2023. As a percentage of revenue, the gross margin decreased from 11.0% for the nine months ended September 30, 2023, to 4.7% for the nine months ended September 30, 2024.

Operating Expenses

Selling Expenses

	Nine Months Ended September 30,
	2024	2023	Amount	%
Selling Expenses
Payroll and benefits	$97,029	$175,321	$(78,292)	(44.7)%
Ocean Freight	20,610	405,182	(384,572)	(94.9)%
Others	180	22,681	(22,501)	(99.2)%
Total Selling expenses	$117,819	$603,184	$(485,365)	(80.5)%

Selling expenses decreased to approximately $0.1 million for the nine months ended September 30, 2024, from $0.6 million for the nine months ended September 30, 2023. This decrease was the result of the contraction in vehicle sales volume that naturally led to a reduction in associated selling activities, reflecting current market demand dynamics Selling expenses as a percentage of revenue was 6.3% and 1.9% for the nine months ended September 30, 2024 and 2023, respectively.

General and Administrative Expenses

	Nine Months Ended September 30,
	2024	2023	Amount	%
General and Administrative Expenses
Payroll and Benefits	$931,679	$506,783	$424,896	83.8%
Rental and Leases	336,291	215,649	120,642	55.9%
Travel and Entertainment	85,162	49,001	36,161	73.8%
Legal and Accounting Fees	658,890	661,275	(2,385)	(0.4)%
Recruiting Fees	145,581	6,809	138,772	2,038.1%
Bank charges and fees	7,255	47,233	(39,978)	(84.6)%
Insurance Expenses	248,619	67,739	180,880	267.0%
Depreciation and Amortization Expenses	52,376	—	52,376	100.0%
Others	269,597	122,070	147,527	120.9%
Total General and Administrative Expenses	$2,735,450	$1,676,559	$1,058,891	63.2%

General and administrative expenses increased by $1.0 million, or 63.2%, to $2.7 million for the nine months ended September 30, 2024 from $1.7 million for the nine months ended September 30, 2023, primarily due to (i) an increase in personnel-related expenses by approximately $0.4 million, which was attributed to the hiring of additional staff to support the newly launched logistics and warehousing segment, (ii) an increase of $0.1 million in rental and leases following the acquisition of Edward with the addition of a new office workspace in California, (iii) an increase of $0.1 million in recruiting expenses associated with the development of new business lines, aligning with the Company’s strategic shift towards logistics and warehousing, (iv) an increase of $0.1 million in depreciation and amortization expenses, primarily due to the acquisition of new fixed assets and additional intangible assets, as detailed in Notes 6 & 8; (v) an increase of $0.2 million in insurance expenses due to higher costs associated with directors and officers insurance, and (vi) an increase of $0.1 million in other miscellaneous general and administration expenses during the nine months ended September 30, 2024.

Allowance of credit loss of accounts receivable

	For the Nine Months Ended September 30,
	2024	2023	Amount	%
Allowance of credit loss of accounts receivable	$1,095,094	$—	$1,095,094	N/A

Allowance of credit loss of accounts receivable was $1.1 million as compared to nil for the nine months ended September 30, 2024 and 2023, respectively.

During the third quarter ended September 30, 2024, the Company assessed the collection of aged accounts receivable related to parallel-import vehicles business, and made $1.1 million of allowance of credit loss on accounts overdue by 210 days (see details on NOTE 3 — ACCOUNTS RECEIVABLE).  Management  will continue to review the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances.

Share-based compensation expenses

	For the Nine Months Ended September 30,
	2024	2023	Amount	%
Share-based compensation expenses	$261,666	$—	$261,666	N/A

Share-based compensation expenses was $0.3 million as compared to nil for the nine months ended September 30, 2024 and 2023, respectively.

On August 16, 2024, the Board of Directors approved the adoption of the Amended and Restated 2024 Stock Incentive Plan (the “Plan”). Subsequently, on September 30, 2024, the Company’s stockholders approved the Plan. The total number of shares granted by the compensation committee of the Company’s board of directors on September 30, 2024 were 150,000, including 118,750 shares of Class A common stock and 31,250 shares of Class B common stock.  Share-based compensation expenses of $261,666 were recognized during the third quarter ended September 30, 2024.  See NOTE 13 — STOCK BASED COMPENSATION for more details.

Other Income (Expenses)

Interest Income

	For the Nine Months Ended September 30,
	2024	2023	Amount	%
Total Interest income	$145,631	$4,009	$145,631	3,532.6%

Interest income was $145,631 and $4,009 for the nine months ended September 30, 2024 and 2023, respectively.

During the nine months ended September 30, 2024, the Company recognized interest income on short-term loans receivable and certificates of deposits from the net proceeds of capital injections from IPO in August 2023 and follow-on offerings in July 2024 and May 2024.

During the nine months ended September 30, 2023, the Company had interest income of $4,009 from the delayed sales tax refund from relevant state governments on parallel-import vehicles business.

Interest Expenses

	For the Nine Months Ended September 30,
	2024	2023	Amount	%
Inventory Financing	$—	$112,769	$(112,769)	(100.0)%
LC Financing	23,123	789,104	(765,981)	(97.1)%
Dealers Finance Charges	—	3,975	(3,975)	(100.0)%
Other Loan Interest	22,590	23,545	(955)	(4.1)%
Line of Credit Interest	65,665	120,675	(55,010)	(45.6)%
Credit Card Interest	52	4,459	(4,407)	(98.8)%
Premium Finance Interest	2,400	3,584	(1,184)	(33.0)%
Total Interest Expenses	$113,830	$1,058,111	$(944,281)	(89.2)%

Interest expenses decreased by approximately $1.0 million, or 89.2%, to approximately $0.1 million for the nine months ended September 30, 2024, from $1.1 million for the nine months ended September 30, 2023, primarily due to (i) significant declines in inventory financing, LC financing, and line of credit financing activities as the result of continuing reduction in vehicle sales and a decline in the need for such financing for parallel-import vehicles operation, and (ii) the Company’s paying down debts in line of credit financing and line of credits, using the capital infusion from its IPO in August 2023 and the follow-on offerings in May and July 2024.

Net Loss

As a result of the above factors, we had a net loss of $3.0 million for the nine months ended September 30, 2024 compared to a net income of $0.2 million for the same period of 2023.

Income Tax (Benefits) Provision

Our income tax benefits were $1.0 million for the nine months ended September 30, 2024 compared with income tax provision of approximately $59,000 for the same period in 2023.

Liquidity and Capital Resources

Cash Flows and Working Capital

In assessing our liquidity, we monitor and analyze our cash on-hand, our ability to generate sufficient revenue, the collection of our accounts receivable, our ability to obtain additional financial support in the future, and our operating and capital expenditure commitments.

We reported cash and cash equivalents of $5.3 million as of September 30, 2024. As of September 30, 2024, our working capital amounted to approximately $11.6 million.

As reflected in the accompanying unaudited condensed consolidated financial statements, we reported a net loss of $3.0 million for the nine months ended September 30, 2024. We also reported cash provided by operating activities of $0.6 million for the nine months ended September 30, 2024, and total stockholders’ equity of $14.0 million as of September 30, 2024.

Historically, our primary uses of cash have been to finance working capital needs. We believe that we will be able to fund current operations and other commitments for at least the next 12 months from operating cash flow and proceeds from the capital infusion which were held in our cash and cash equivalents.

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

Cash Flows for the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months ended September 30,
	2024	2023
Net cash provided by operating activities	$601,526	$2,871,734
Net cash used in investing activities	(2,970,912)	—
Net cash provided by (used in) financing activities	7,223,764	(2,225,246)
Net increase in cash	$4,854,378	$646,488

Operating Activities

Net cash provided by operating activities was $0.6 million for the nine months ended September 30, 2024, compared to $2.8 million of the same period of 2023, primarily due to (i) a net loss of $3.0 million during the nine months ended September 30, 2024, compared to net income of $0.2 million for the same period of 2023; (ii) an increase of $1.1 million in deferred income tax benefits and $0.2 million in other receivable; and (iii) a decrease of $0.4 million in other payables and other current liabilities and $0.2 million in operating lease liabilities, partially offset by (iv) an increase of $1.1 million in allowance of credit loss of accounts receivable and $0.3 million in share-based compensation expenses, and (v) a decrease of $0.7 million in accounts receivable and $0.9 million in inventories.

Investing Activities

Net cash used in investing activities was approximately $3.0 million for the nine months ended September 30, 2024, compared to nil for the same period of 2023. The increase in investing activities consisted of (i) approximately $0.2 million in cash paid for the Edward acquisition, net of cash acquired, (ii) $2.3 million in short-term loans lent to third parties, and (iii) acquired new fixed assets of $0.4 million.

There were no investing activities for the nine months ended September 30, 2023.

Financing Activities

Net cash provided by financing activities was $7.2 million for the nine months ended September 30, 2024, which consisted of (i) net proceeds from the July 2024 follow-on public offering of approximately $1.1 million, (ii) net proceeds from the May 2024 follow-on public offering of approximately $7.3 million, (iii) proceeds of $0.6 million from issuances of common stock under private placement; (iv) net repayments of LC financing of $1.0 million; (v) net repayments of premium finance of approximately $0.2; and (vi) repayments to a line of credit of approximately $0.7 million.

Net cash used in financing activities of $2.2 million for the nine months ended September 30, 2023, consisted of (i) net repayments of LC financing of $20.7 million; (ii) net repayments of inventory financing of $4.2 million; (iii) net repayments of revolving lines of credit of $2.4 million; and (iv) repayments of dealers financing of $0.4 million; partially offset by (v) proceeds from LC financing of $16.7 million; (vi) proceeds from revolving lines of credit of $3.2 million; (vi) proceeds from dealers financing of $0.4 million; (vii) issuance of common stock of $0.5 million; and (viii) proceeds from initial public offering of approximately $3.7 million.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet financing arrangements as defined under the rules and regulations of the SEC, or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that no controls and procedures, no matter how well designed and operated, can provide absolute assurance of achieving the desired control objectives.

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our principal executive and principal financial officers, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024 and determined that the disclosure controls and procedures were effective at a reasonable assurance level as of that date.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The net proceeds raised from the May Offering were approximately $7.4 million after offering expenses payable by us. As of the date of this quarterly report, we have used approximately $3.7 million for working capital and other general corporate purposes in support of our current business. We intend to use the remaining proceeds from the May Offering in the manner disclosed in our registration statement on Form S-1, as amended (File Number 333-276300).

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this quarterly report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Fourth Amended and Restated Article of Incorporation	8-K	0001-41761	3.1	October 21, 2024

3.2	Bylaws	S-1	001- 271185	3.2	April 7, 2023

4.1	Specimen Stock Certificate	S-1	333-280743	4.1	July 10, 2024

10.1	Director Offer Letter dated July 2, 2024 between Huibo Deng and the Company	8-K	0001- 41761	10.1	July 8, 2024

10.2	Indemnification Agreement dated July 2, 2024 between Huibo Deng and the Company	8-K	0001- 41761	10.2	July 8, 2024

10.3	Placement Agency Agreement dated July 25, 2024 by and between the Company and FT Global Capital, Inc., as the Company’s placement agent	8-K	0001- 41761	10.1	July 26, 2024

10.4	Form of the Securities Purchase Agreement dated July 25, 2024 by and between the Company and the Purchasers identified therein	8-K	0001- 41761	10.2	July 26, 2024

10.5	Lease Agreement dated July 19, 2024 between the Company and Zina Development, LLC, as amended	10-Q	0001- 41761	10.7	August 13, 2024

10.6	Loan Agreement dated June 20, 2024 between the Company and Hongkong Sanyou Petroleum Co Limited	10-Q	0001- 41761	10.8	August 13, 2024

10.7	Loan Agreement dated July 22, 2024 between the Company and Hongkong Sanyou Petroleum Co Limited	10-Q	0001- 41761	10.9	August 13, 2024

10.8	Premium Finance Agreement dated August 1, 2024 between the Company and ETI Financial Corporation	10-Q	0001- 41761	10.10	August 13, 2024

10.9	Loan Agreement dated August 16, 2024 between the Company and Asia Finance Investment Limited	—	—	—	Filed herewith

10.10	Letter Agreement and General Release dated August 27, 2024 by and between the Company and Robert Cook, the Company’s former chief financial officer	8-K	0001- 41761	10.1	August 25, 2024

10.11	Loan Agreement dated October 2, 2024 between the Company and Hongkong Sanyou Petroleum Co Limited	—	—	—	Filed herewith

10.12	Loan Agreement dated October 24, 2024 between the Company and Asia Finance Investment Limited	—	—	—	Filed herewith

10.13	Loan Agreement dated October 28, 2024 between the Company and Hongkong Sanyou Petroleum Co Limited	—	—	—	Filed herewith

10.14	Letter Agreement and General Release dated October 30, 2024 by and between the Company and Walter Folker, the Company’s former vice president of procurement	8-K	0001- 41761	10.1	October 31, 2024

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith
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

Date: November 13, 2024

Cheetah Net Supply Chain Service Inc.

By:	/s/ Huan Liu
Huan Liu
Chief Executive Officer, Interim Chief Financial Officer, Director, and Chairman of the Board of Directors