Form 10-K
period 2024-12-31
CHEETAH NET SUPPLY CHAIN SERVICE INC.
filed 2025-03-12
CIK 1951667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001-41761

Cheetah Net Supply Chain Service Inc.

(Exact name of registrant as specified in its charter)

North Carolina	81-3509120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8707 Research Drive

Irvine, California, 92618

(949) 740-7799

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (704) 956-0399

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

The aggregate market value of the registrant’s voting and non-voting common equity held by its non-affiliates as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $9,101,493.

The number of the registrant’s shares of Class A common stock, $0.0001 par value per share, outstanding on March 11, 2025, was 2,672,011.

i

PART I

Item 1. Business.

Overview

For the year ended December 31, 2024, we generated revenues from two sources: parallel-import vehicles sales and logistics and warehousing services, while parallel-import vehicles segment was our only source of revenue in 2023. We began our operations in 2016 as a seller of parallel-import vehicles, sourcing vehicles in the U.S. and selling them in the PRC market. In the PRC, parallel-import vehicles refer to those purchased by dealers directly from overseas markets and imported for sale through channels other than brand manufacturers’ official distribution systems. Parallel-import vehicles used to be popular in the PRC because they were generally priced 10% to 15% cheaper than vehicles sold through distribution systems authorized by brand manufacturers. In addition, some overseas models can only be obtained through this channel rather than through the brand manufacturers’ authorized distribution systems as a result of certain regulations that prohibit their production and sale in the PRC due to environmental protection and emission standards. For the years ended December 31, 2024 and 2023, parallel-import vehicles contributed 78.2% and 100.0% of our total revenue, respectively. However, due to the COVID-19 pandemic, lockdowns in the PRC, and weaker customer demand in the PRC caused by deteriorating macroeconomic conditions and a growing preference for domestically produced electric vehicles (“EVs”), our parallel-import vehicle sales volume has been significantly reduced. We sold 14 and 303 vehicles during the years ended December 31, 2024 and 2023, respectively, generating total revenue of $1.6 million and $38.3 million, respectively, representing a decrease of 95.7% from 2023 to 2024.

To offset the negative impact brought by the decline in the parallel-import vehicle market and to diversify our revenue sources, in February 2024, we acquired Edward Transit Express Group Inc. (“Edward”), a California-based common carrier specializing in ocean transportation services, to start our logistics and warehousing operations. Beginning in the second quarter of 2024, we increased our marketing staff to pursue new business opportunities and focus on international trade flows between the PRC and the U.S. Additionally, in July 2024, we relocated our headquarters from Charlotte, North Carolina, to Irvine, California, which we believe will enable stronger management focus on our logistics and warehousing business due to Irvine’s proximity to the key ports of Los Angeles and Long Beach. In December 2024, we acquired TW & EW Services Inc (“TWEW”), a California-based provider of general labor and logistics services. Through TWEW, we provide general labor services including loading, unloading, and other labor-related activities.

Organizational Structure

Cheetah Net was originally formed on August 9, 2016 under the laws of the State of North Carolina as a limited liability company known as Yuan Qiu Business Group LLC. On March 1, 2022, we filed Articles of Incorporation including Articles of Conversion with the Secretary of State of the State of North Carolina to convert from an LLC to a corporation, and changed our name to Cheetah Net Supply Chain Service Inc. Cheetah Net also conducts business under the trade name of “Elite Motor Group.” As of the date of this annual report, Cheetah Net holds 100% of the equity interests in the following entities:

●	(i) Allen-Boy International LLC (“Allen-Boy”), a limited liability company organized on August 31, 2016 under the laws of the State of Delaware, which was acquired by Cheetah Net from Yingchang Yuan, the previous owner of Allen-Boy who beneficially owns 1,200,000 shares of Class A common stock of Cheetah Net, for a total consideration of $100 on January 1, 2017. Allen-Boy did not have any business activities until acquired by Cheetah Net. Currently, Allen-Boy is engaged in the parallel-import vehicle business.
●	(ii) Pacific Consulting LLC (“Pacific”), a limited liability company organized on January 17, 2019 under the laws of the State of New York, which was acquired by Cheetah Net from Yingchang Yuan for a total consideration of $100 on February 15, 2019. Pacific did not have any business activities until acquired by Cheetah Net. Currently, Pacific is engaged in the parallel-import vehicle business.
●	(iii) Entour Solutions LLC (“Entour”), a limited liability company organized on April 8, 2021 under the laws of the State of New York, which was acquired by Cheetah Net from Daihan Ding, the previous owner of Entour, for a total consideration of $100 on April 9, 2021. Entour did not have any business activities until acquired by Cheetah Net. Currently, Entour is engaged in the parallel-import vehicle business.

●	(iv) Cheetah Net Logistics LLC (“Logistics”), a limited liability company organized on October 12, 2022 under the laws of the State of New York, whose previous sole member and owner, Hanzhang Li, assigned all his membership interests in Logistics to Cheetah Net for a total consideration of $100 through a membership interest assignment agreement dated October 19, 2022. Currently, Logistics is engaged in the parallel-import vehicle business.
●	(v) Edward, a corporation incorporated on July 14, 2010 under the laws of the State of California, whose previous sole shareholder and owner, Juguang Zhang, transferred all his right, title, and interest in and to all of the issued and outstanding equity interests of Edward to Cheetah Net for a total consideration of $1,500,000, consisting of a $300,000 cash payment and Cheetah Net’s Class A common stock initially valued at $1.2 million through a stock purchase agreement dated January 24, 2024, as amended. The fair value of the stock consideration was determined to be $900,000. (See Note 8 of our audited financial statements as of December 31, 2024.) Currently, Edward is engaged in ocean transportation services.
●	(vi) TWEW, a corporation incorporated on February 27, 2020 under the laws of the State of California, whose previous shareholders and owners transferred all their rights, titles, and interests in and to all of the issued and outstanding equity interests of TWEW to Cheetah Net for a total consideration of $1.0 million, consisting of a $200,000 cash payment and Cheetah Net’s Class A common stock valued at $800,000 through a stock purchase agreement dated November 27, 2024. The TWEW acquisition was closed on December 19, 2024. Currently, TWEW is engaged in logistics and labor services to strengthen Cheetah Net’s position in the logistics sector.
●	(vii) NexTrade International LLC (“NexTrade”), a limited liability company organized on September 13, 2024 under the laws of the State of Delaware. On December 19, 2024, the sole member of NexTrade transferred all his membership interests in NexTrade to Cheetah Net for a total consideration of $1 in cash. NexTrade currently holds 100% of the ownership interests in Naiside (Shenzhen) International Trading Co., Ltd., a limited liability company organized on December 3, 2024, under the laws of the PRC. As of the date of this annual report, NexTrade is not engaged in any business operations.

On August 3, 2023, we closed our IPO of 78,125 shares of Class A common stock at a price of $64.00 per share. In connection with the IPO, the shares of Class A common stock began trading on the Nasdaq Capital Market under the symbol “CTNT” on August 1, 2023.

On May 15, 2024, we closed a public offering of 825,625 shares of our Class A common stock at a price of $9.92 per share, for gross proceeds of approximately $8.19 million, before deducting placement agent fees and other offering fees and expenses.

On May 23, 2024, the Company dissolved two wholly owned subsidiaries, Canaan International LLC, an LLC organized on December 5, 2018 under the laws of the State of North Carolina, and Canaan Limousine LLC, an LLC organized on February 10, 2021 under the laws of the State of South Carolina.

On July 26, 2024, we closed a public offering of 404,979 shares of our Class A common stock at a price of $3.68 per share, for gross proceeds of approximately $1.49 million, before deducting placement agent fees and other offering fees and expenses.

On September 30, 2024, our stockholders approved our Fourth Amended and Restated Articles of Incorporation, which authorizes a reverse stock split of the issued shares of our common stock, par value $0.0001 per share, at a ratio ranging from 1-for-10 to 1-for-30, as determined at the discretion of our board of directors. On October 7, 2024, our board of directors approved a reverse stock split of our common stock at a ratio of 1-for-16. On October 21, 2024, we effectuated a reverse stock split of our common stock at a ratio of 1-for-16. Following such reverse split, each 16 shares of our common stock outstanding were automatically combined into one new share of common stock. No fractional shares were issued in connection with the reverse split; any fractional shares resulting from the reverse split were rounded up to the nearest whole share. The par value per share of our common stock remained unchanged. Our Class A common stock started trading on a post-split basis on October 24, 2024, at which time the Class A common stock was assigned a new CUSIP number (16307X202). Unless otherwise indicated, all share and per share amounts presented in this document have been retrospectively adjusted to reflect the reverse stock split as if it had occurred as of the earliest period presented.

Our Industry and Business Model

(I) Parallel-Import Vehicles

Overview

For the years ended December 31, 2024 and 2023, we generated revenue primarily from the sales of parallel-import vehicles. In the PRC, parallel-import vehicles refer to those purchased directly by dealers from overseas markets and imported into the PRC market for sale through channels other than brand manufacturers’ official distribution systems. Models and prices of parallel-import vehicles vary from mid-range to high-end brands, with a manufacturer’s suggested retail price (“MSRP”) typically not less than $40,000. Parallel-import vehicles used to be popular in China because they were relatively cheaper and offered a wider variety of models and versions with more customization possibilities than regular imported cars. Specifically, because parallel-import vehicles do not have to pass through multiple levels of distributors, such as China general distributors, regional distributors, and 4S stores, to reach their end consumers, they could generally be priced at least 10% to 15% lower than regular-imported vehicles. Parallel-import vehicles were popular also because some overseas models could not be produced and sold in China due to certain regulations concerning environmental protection and emission standards and could only be introduced into the PRC market through parallel imports. As manufacturers frequently arbitrage markets, setting the price according to local market conditions so the same vehicle will have different retail prices in different territories, this enables parallel-import vehicle dealers to utilize a profit maximization strategy to drive profit from the industry.

Parallel-import vehicles in China are generally divided into three categories based on the original country of procurement, including the U.S. version, the Middle East version, and the European version. All of the cars we sold in the past two fiscal years were of the U.S. version with MSRPs typically not less than $80,000. Suppliers of U.S. versions of parallel-import cars are typically unable to purchase large quantities of vehicles, so most of the industry’s participants are small family businesses who purchase cars from local dealers and resell them to local dealers/exporters in the U.S. or to dealers/importers in China. For U.S. dealers of parallel-import vehicles, vehicle sourcing capabilities are critical.

We purchased automobiles from the U.S. market through our team of professional purchasing agents, and resold them to our customers, including both U.S.- and PRC-based parallel-import vehicle dealers. We derived profits primarily from the price difference between our buying and selling prices for parallel-import vehicles. Our parallel-import vehicle operating principle was to maximize sales margins rather than volume, so we mainly focused on luxury vehicle brands in large demand because of the strong purchasing power of the end consumers in the PRC and higher markups for pricing. This strategy allowed us to maintain efficient operations and effective management by keeping the size and scope of our Company within reasonable limits.

From 2016 to the first half of 2022, we experienced significant growth in sales volume, revenue, and gross profit due to our core strengths and a favorable economic climate. However, the parallel-import vehicle market has faced significant challenges in recent years. Since the second half of 2023, the market for new luxury vehicles in the PRC has been negatively impacted by weak economic conditions and a shift in consumer demand towards EVs, mainly those produced domestically by PRC manufacturers. Luxury import brand dealers have responded to these threats by discounting the sale price of their vehicles, which has lately prevented us from generating a profit from the sale of parallel import vehicles. These factors, compounded by the lingering effects of the COVID-19 pandemic and lockdowns in the PRC, have significantly impacted our parallel-import vehicle business. Due to the unfavorable market conditions, our board of directors approved the discontinuation of our parallel-import vehicle business on March 3, 2025.

To offset the negative impact brought by the decline in the parallel-import vehicle market and to diversify our revenue sources, in February 2024, we acquired Edward, a California-based common carrier specializing in ocean transportation services, to start our logistics and warehousing operations. Beginning in the second quarter of 2024, we increased our marketing staff to pursue new business opportunities and focus on international trade flows between the PRC and the U.S. Additionally, in July 2024, we relocated our headquarters from Charlotte, North Carolina, to Irvine, California, which we believe will enable stronger management focus on our logistics and warehousing business due to Irvine’s proximity to the key ports of Los Angeles and Long Beach. Also, in December 2024, we acquired TWEW, a California-based provider of labor and logistics services. Through TWEW, we provide general labor services including loading, unloading, and other labor-related activities. See “—II. Logistics and Warehousing Services.”

Our Parallel-Import Vehicles Customers

We primarily served two types of customers in our parallel-import vehicles business in the past two fiscal years: (i) PRC customers and (ii) U.S. domestic customers. Specifically, our PRC customers were Chinese automobile dealers/importers who intended to import automobiles into the PRC market as parallel-import vehicles. Our U.S. domestic customers were parallel-import car dealers/exporters based in the U.S., which were typically the branches or upstream suppliers of Chinese parallel-import vehicle car dealers, who often lack purchasing capabilities in the U.S. market and need to purchase vehicles from us to transport to their PRC branches or sell to their PRC customers. Our parallel-import vehicles customers were willing to work with us because we were able to provide them with a large number of vehicles having a wide variety of models, thus greatly reducing the difficulty of collecting and managing vehicles for them. Our PRC and U.S. parallel-import vehicles customers generated approximately 87.7% and 12.3% of our revenue from parallel-import vehicles, respectively, during the year ended December 31, 2024, and 78.2% and 21.8% of our revenue from parallel-import vehicles, respectively, during the year ended December 31, 2023. We had a total of two and four customers for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, our two largest customers accounted for approximately 100% of our total revenue from parallel import vehicles. For the year ended December 31, 2023, our three largest customers accounted for approximately 98.9% of our total revenue from parallel-import vehicles.

As an example of a typical transaction, under a sales contract entered into by and between our Company and a PRC parallel-import vehicle customer, we were required to (i) load the designated automobiles on a vessel by the time of shipment specified in the contract at a U.S. port of loading; (ii) facilitate export customs clearance; (iii) provide the PRC customer with information about the designated automobiles, quantity, invoice amount, vessel name, and departure date, and provide a bill of lading, packaging list, commercial invoice, and other necessary documents; and (iv) ensure that the sold automobiles are brand new. Pursuant to the sales contract, the PRC customer (i) was responsible for import customs clearance and other relevant import issues; (ii) was required to bear all costs and risks once the designated automobiles arrive at the designated port of destination in the PRC; and (iii) was responsible for arranging payment as specified in the contract. In the event of any dispute, controversy, or claim arising out of or relating to such sales contracts, both parties agreed (i) they will first try to resolve such disputes through friendly consultation; and that (ii) the validity, interpretation, and implementation of such contracts shall be governed by the laws of the State of North Carolina in the U.S.

Similarly, our U.S. customers entered into sales agreements for each automobile sold by us. According to a typical sales agreement entered into between our U.S. customers and our Company, we would (i) sell the designated automobile to the U.S. customer for the amount specified in the agreement and certify that all of the information provided therein is true and accurate to the best of our knowledge; (ii) deliver the automobile to the warehouse requested by the U.S. customer; and (iii) provide the automobile title within three weeks of the completion of the transaction. Meanwhile, the U.S. customer acknowledged that the automobile described therein was sold “as is” and that there was no guarantee or warranty either expressed or implied with respect to the automobile.

Our Parallel-Import Vehicles Suppliers

We did not have regular suppliers for our parallel-import vehicles business in the past two fiscal years, because we purchased all of our automobiles via our team of professional purchasing agents from U.S. automobile dealers that had the designated automobile model in stock. The designated brands and models were usually luxury or mid- to high-end vehicles that were in high demand in the PRC market, such as Mercedes GLS450, Mercedes G63, BMW X7, and Lexus 600.

Our Professional Purchasing Agents for Parallel-Import Vehicles

As of December 31, 2024, we did not work with any independent contractors on parallel-import vehicle purchases due to the shrinkage of the parallel-import vehicle market. Due to the unfavorable market conditions, our board of directors approved the discontinuation of our parallel-import vehicle business on March 3, 2025. See “—Overview.”

As of December 31, 2023, we worked with 389 independent contractors as our professional purchasing agents, responsible for purchasing designated models of vehicles using the knowledge and negotiating skills they acquired from our training. We developed a standardized system of recruiting, training, and managing professional purchasing agents. Specifically, we posted job listings on various job platforms to attract qualified potential candidates and assigned received resumes to our full-time procurement specialists, who would schedule interviews by telephone or in person. A second interview would be conducted by a procurement manager and/or human resources manager to further review the candidate’s background and qualifications. Upon reviewing the applicant’s experience in the industry, knowledge of our Company, and other qualifications, we would determine whether a candidate is a good fit. In addition, we designed and developed our own referral program that incentivized our agents to utilize their network to attract additional qualified agents and thus further expanded our purchasing agent base. In particular, we encouraged our purchasing agents to introduce such positions to their connections and forward their resumes or contact information to our Company if consent was granted. The candidates so referred, if retained, would receive our training and start working as purchasing agents, and the referral agent would earn a $200 commission for each deal the referred agents closed. There were no limit or cap on how many referrals could be made in our referral program. In the referral program, existing agents acted as mentors to new agents by providing them with initial training and helping them become familiar with our Company.

Since most of the purchasing agents had other part-time employment, training sessions were provided to accommodate their schedules. In a training session, our procurement specialists would outline the details, such as models with specifications, purchasing procedures, commission structures, and agent conduct when visiting a dealership. The agents were trained continuously after each deal was completed to improve their skills and knowledge. To determine whether a new purchasing agent had been fully trained and understood well his or her responsibilities, workflow, and company procedures and policies, a procurement manager would schedule an assessment test or call with the new agent before the agent placed his or her first order with a dealership. We managed our purchasing agents through a variety of communication tools, including texts, phone calls, emails, and Zoom meetings. Each purchasing agent would be assigned to a procurement specialist in charge, who led and trained a group of agents. Depending on the agent’s schedule, the procurement specialists in charge were in direct communication with their agents on a weekly basis for updates on active deals, leads for new potential deals, and scheduling vehicle pick-ups.

In accordance with a typical independent contractor agreement entered between a professional purchasing agent and our Company, the purchasing agent agreed to (i) acquire the automobile identified by our Company and promptly transfer possession of the automobile to us; (ii) diligently execute all documents related to the transfer of title and delivery of the automobile; (iii) deliver the automobile without any physical damage, including all purchasing documents, user manuals, window sticker, keys, spare tires, and interior carpets; and (iv) acknowledge that the automobile was at all times the sole property of our Company insofar as we fulfilled our obligation to fund all related costs of purchasing the automobile and to pay/reimburse all fees owed pursuant to the independent contractor agreement. Pursuant to the independent contractor agreement, we were required to pay the purchasing agent a service fee calculated according to an agreed-upon payment structure specified in the agreement, which included (i) a base fee ranging from $500 to $2,000, depending on the model of the purchased automobile, and (ii) an incentive bonus that amounted to 25% of any further discount achieved by the purchasing agent beyond the pre-determined benchmark discount required for the purchased automobile. Such an agreement also included liability exemption clauses providing that the purchasing agent shall not be liable for any fines or lawsuits imposed by dealerships or manufacturers due to export infractions or infringements, and we agreed to indemnify, defend, and hold harmless the purchasing agent from and against any liability, losses, claims, costs, interests, penalties, expenses, and damages arising from any non-negligent execution of the role as purchasing agents on behalf of our Company.

Parallel-Import Vehicles Brands We Supplied

The brands of automobiles we have procured include Mercedes, BMW, Land Rover, Lexus, Ram, and Toyota.

The following table sets forth a breakdown of brands purchased during the years ended December 31, 2024 and 2023.

		Percentages		Percentages
	Number of	of	Number of	of
	Automobiles	Total	Automobiles	Total
	Purchased	Purchase	Purchased	Purchase
	During the	During the	During the	During the
	Year	Year	Year	Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
Brands/Models:	2024	2024	2023	2023
Luxury Brands
Mercedes Benz GLS450	11	78.6%	157	51.8%
Mercedes Benz G63	1	7.1%	—	—%
Mercedes Benz GLS600	—	—%	12	4.0%
BMW X7	—	—%	5	1.7%
Lexus LX600	2	14.3%	68	22.4%
Land Rover Range Rover	—	—%	15	4.9%
Ram 1500 TRX	—	—%	14	4.6%
Toyota Sequoia	—	—%	32	10.6%
Total	14	100.0%	303	100.0%

Parallel-Import Vehicles Services and Operational Flow

Procurement

We made procurement decisions based on our extensive experience and insights into the PRC parallel-import vehicle industry. In order to avoid overstocking or understocking inventory, we would forecast inventory needs and expenses through meticulous market analysis and weekly sales department meetings. Specifically, our management would estimate, based on the data from the General Administration of Customs of China, that approximately 20,000 parallel-import cars had been exported annually from the U.S. to China in recent years, most of which were of low-end and mid-range brands. Our founding team understood the factors driving the growth of the luxury-car segment in China and the desires of the Chinese consumer. In addition, we had some close business partners in China who were parallel-import car traders or dealers, including some of our PRC customers and some third parties or potential customers. They provided us with timely information on the PRC market and often offered us more favorable terms of settlement. To develop our sales strategy and support our procurement department’s purchasing plans, the sales department met weekly with our procurement department to discuss the latest market needs and dynamics, including sales prices, brand composition, and inventory changes. Nonetheless, in the event that we overstocked or understocked our inventory, our business, financial condition, and results of operations could be adversely harmed.

We primarily procured automobiles through our team of professional purchasing agents, who served as independent contractors, from U.S. automobile dealers that had the designated automobile model in stock. Mr. Walter Folker, our previous Vice President of Procurement, oversaw a full-time procurement manager, who in turn supervised our full-time procurement specialists. Those full-time procurement specialists were responsible for training our purchasing agents and providing them with timely phone coaching and on-site support.

Our purchasing agents negotiated the best price for our designated automobile models using the knowledge and negotiating skills they received from our training. We decided which automobiles to purchase primarily based on the demand and selling price for specific automobile models in the PRC market and their availability in the U.S. market. We regularly issued instructions about the brands and models of vehicles to be purchased, as well as the maximum acceptable prices and pick-up time limits. Professional purchasing agents could visit dealerships across the U.S. for quotes based on their schedules and convenience and provide us with the price information they obtained. We would then select the lowest prices for models in demand and assist those purchasing agents who provided such quotes in completing the purchases. Once the purchases were completed, the purchasing agents sell automobiles to our Company at their purchase prices and charge us a service fee per automobile based on the model of the vehicle and the discount they obtained from the automobile dealers. See “—Our Professional Purchasing Agents.”

A purchasing agent would usually pay the deposit to automobile dealers using a Company-issued credit and would pay the remaining balance via bank cashier check from our Company’s bank account. The purchasing agents would occasionally advance funds to the automobile dealers, which we would reimburse once they provided a receipt and other required documents. In addition, we would fund other costs, fees, and taxes incurred by purchasing agents related to the purchase and transfer of automobiles. Once the purchasing agents received the titles of the purchased automobiles from the Department of Motor Vehicles, they would immediately sign the titles over to us. Automobiles purchased from U.S. automobile dealers would be picked up by our purchasing agents and delivered to us at a designated warehouse or other agreed delivery locations.

Below is a diagram showing the procurement process:

The following chart demonstrates the number of vehicles we acquired each year since 2016. We were able to support an annual purchase volume of 500 to 600 cars with our team size and working capital reserves before our business focus shift to logistics and warehousing services. We discontinued to acquire vehicles since the second quarter of 2024, and discontinued parallel-import vehicle business following the approval of Company’s Board of Director on March 3, 2025 due to unfavorable market conditions.

600
500
400
300
200
100
0
82
135
212
308
90
522
356
303
14
2016
2017
2018
2019
2020
2021
2022
2023
2024
Vehicle Acquired

Note: Year 2020 was affected by the COVID-19 pandemic and China’s Implementation of National VI Standards.

Sales and Services

In the past two fiscal years, we sold our automobile inventories to both U.S. customers (parallel-import vehicle exporters based in the U.S.) and PRC customers (Chinese parallel-import car dealers who purchased cars from us and imported them into the PRC to resell them to other dealers or end consumers). A specific vehicle model’s pricing and profitability varied based on the market demand and supply for that model. We set our selling prices based on multiple factors, including the price of the same model sold by authorized dealers in China, normal commercial terms, market pricing adjustments, customer payment methods, operational efficiency of our Company, and anticipated workload for trading activities. The selling price was finalized as the MSRP plus service fees, which were determined upon comprehensive consideration of the overall market adjustments for vehicles as well as the customer’s payment method. The following table sets forth the breakdown of our sales revenue by brands and models during the years ended December 31, 2024 and 2023.

	Sales	Revenue Share	Sales	Revenue Share
	Revenue	of Total	Revenue	of Total
	During the	Sales for	During the	Sales for
	Year	the Year	Year	the Year
	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,
Brands/Models:	2024	2024	2023	2023
Luxury Brands
Mercedes Benz GLS450	$1,175,116	72.0%	$17,634,255	46.0%
Mercedes Benz G63	$200,297	12.3%	$—	—%
Mercedes Benz GLS600	$—	—%	$2,877,516	7.5%
BMW X7	$—	—%	$480,210	1.2%
Lexus LX 600	$255,835	15.7%	$10,023,386	26.2%
Land Rover Range Rover	$—	—%	$2,359,979	6.2%
Ram 1500 RTX	$—	—%	$1,698,061	4.4%
Toyota Sequoia	$—	—%	$3,242,567	8.5%
Total	$1,631,248	100.0%	$38,315,974	100.0%

Typically, we would enter into sales contracts with our PRC and U.S. customers. See “—Our Parallel-Import Vehicles Customers.” Our U.S. customers usually pay the full amount to us within two days before or after the automobile is delivered to the appointed warehouse. In most cases, our PRC customers would make their payments one or two weeks after we arranged for a freight forwarding company to load the automobile and provided them with the ocean bill of lading and other related documents.

Fulfillment and U.S. Customs Clearance

For our domestic sales, we delivered the purchased vehicles to U.S. customers at their designated warehouses and provided the original copy of the title to them within the agreed timeframe. Our U.S. customers were responsible for export and cross-border transportation matters on their own after purchasing automobiles. In this case, we bore the risk of damage and loss before delivering the automobile to the warehouse designated by the U.S. customer. For our PRC customers, it was our responsibility to arrange for the ocean freight forwarder to load the automobile to be shipped and provide them with the ocean bill of lading and related documents. As such, we bore the risk of damage and loss prior to arranging for the shipping of automobiles by third-party logistics service providers, but these risks passed to our PRC customers once the automobile was dispatched on board. Our PRC customers, namely, Chinese parallel-import car dealers, were responsible for after-sale services for the end consumers of those parallel-import vehicles.

Prior to shipping the automobiles, we would generally require PRC customers to make the majority of the amount owed (typically the MSRP amount) upfront via a letter of credit, where the release of payment was contingent upon our submission of a bill of lading and other required documents to the issuing bank underlying the letter of credit for its review. Once we confirmed receipt of the letter of credit, we would settle the loan (if any) and arrange for customs clearance and shipping by third-party logistics service providers. In the event that all customs clearance procedures had been completed with all forms filled out and accepted by U.S. Customs and Border Protection (“Customs”), we would ship the automobiles and provide the issuing bank with the bill of lading and related documents for its review. Upon completion of the review, the issuing bank would release payment to us and the bill of lading and related documents to PRC customers, which were necessary to obtain the automobiles from the freight forwarder. We cooperated with third-party logistics service providers whose primary responsibility was to provide cross-border logistics services, typically by sea, for the delivery of our automobiles to our PRC customers.

(II) Logistics and Warehousing Services

Logistics and warehousing services is a business line we launched in February 2024. Following the downturn in the parallel-import vehicle market, our management decided to pivot toward logistics and warehousing, drawing on the extensive experience we had developed in transporting parallel-import vehicles. In February 2024 and December 2024, we acquired Edward and TWEW, respectively, and have since generated revenue from their existing logistics and warehousing operations. For the year ended December 31, 2024, our logistics and warehousing business contributed 21.8% of our total revenue. As of December 31, 2024, we had an active customer base of 24 customers for our logistics and warehousing business, as compared with seven when we initially launched the business in February 2024. Although, as of the date of this annual report, logistics and warehousing accounts for a relatively small portion of our total revenue, we have taken actions to streamline operations, expand service offering, and enhance market position. Therefore, we anticipate the logistics and warehousing business will become our primary focus in the foreseeable future.

Our logistics and warehousing business focuses on providing freight forwarding services for clients shipping goods from the U.S. to mainland China or Hong Kong. We operate as a Non-Vessel-Operating Common Carrier (“NVOCC”), bridging the gap between shippers and ocean carriers to facilitate the movement of cargo. Generally, our customers lack either the industry knowledge or direct relationships with ocean carriers necessary to secure reliable, cost-effective transportation. By acting as our customers’ U.S. point of contact, we coordinate shipments on their behalf, leveraging our expertise and carrier network to streamline logistics. Our primary responsibilities include: (i) cargo storage, (ii) freight forwarding, (iii) U.S. customs clearance, and (iv) labor services and cargo loading and unloading. Customers may engage us for any combination of these services. For the year ended December 31, 2024, we conducted the first three services exclusively through Edward and handled labor services and cargo loading and unloading solely through TWEW.

Cargo Storage

The workflow of cargo storage begins when a customer submits a shipping request. Our customers are typically U.S.-based merchants needing to ship goods to Asia. They cover the cost of transporting their cargo from their locations to our California warehouse. Once the cargo arrives at our warehouse, our staff inspects it and records details such as contents and final destination in our system. As of the date of this annual report, we lease one warehouse located in Gardena, California, covering approximately 8,800 square feet. See “Item 2. Properties.” Our warehouse is equipped with handling equipment (such as forklifts and pallet jacks) and security measures (such as surveillance cameras and fire sprinkler systems) to protect stored cargo.

Freight Forwarding

After the cargo is received, customers may choose to either have us ship it or engage another service provider to do so. If a customer opts for our ocean freight service, we will secure space for the cargo through our established network of ocean carriers. As of the date of this annual report, we work with three ocean carriers, each of which had a longstanding partnership with Edward prior to its acquisition and continues to work with us after the acquisition.

We enter into master service agreements with ocean carriers, typically lasting for 12 months. These service agreements generally contain a minimum quantity commitment (“MQC”), which is the minimum volume of cargo (often measured in 20 and 40-foot equivalent units), that we, as the shipper, must tender to the carrier within the contractual period. This arrangement allows us to secure favorable rates and enough space while enabling the carrier to allocate its capacity efficiently. Under these agreements, we must submit individual booking requests within the timeframe specified by the agreement. In return for our MQC commitment, the carrier reserves space for our shipments at the agreed-upon rates.

Ocean freight fees are generally paid at the estimated time of departure. However, we have credit arrangements with certain ocean carriers and, in some cases, settle multiple transactions together on a periodic basis. If we fail to meet the MQC, we may be subject to a “Dead Freight” penalty, meaning we must pay the contracted rate for any shortfall in the MQC. If the carrier cannot provide sufficient space, the contract permits a reduction of our MQC obligation by the undelivered volume. Because these agreements include a “Dead Freight” penalty, they typically do not offer early termination clauses. Once cargo leaves our warehouse, we coordinate with trucking companies to transport it to the port. According to industry practices, we and the trucking companies typically reach agreements for each service engagement, primarily through email communications, rather than executing formal written service agreements. As of the date of this annual report, we work with nine trucking companies. The ocean carriers and trucking companies serve as our suppliers.

U.S. Customs Clearance

Before cargo departs the United States, we handle U.S. customs clearance on behalf of the client if engaged to do so. Specifically, the customer signs a power of attorney designating us as its legal agent at the U.S. custom, authorizing us to endorse, sign, declare, or certify any entry, withdrawal, declaration, certificate, bill of lading, or other document required by law or regulation in connection with the shipment of the goods.

Labor Services and Cargo Loading and Unloading

We provide general labor and container loading and unloading workforce services to clients through TWEW. We enter into cooperation agreements with customers, which stipulates our obligations such as to supply workers to customers and handle payroll, taxes, and insurances. These workers typically work on terminal loading and unloading operations. We hire workers from independent third parties. Customers payments are generally calculated based on the hours worked by the assigned workers. These agreements can typically be early terminated by either party with prior written notice.

Technology and Intellectual Property

The success of our business depends on our proprietary technologies. Our logistics and warehousing business leverages GoFreight, a freight forwarding management software that streamlines workflows, enhances shipment tracking, and supports multi-modal logistics, with a primary focus on ocean freight. Key features of GoFreight include an automated freight management system that minimizes manual tasks, a centralized dashboard for shipment visibility, and integrated tools for efficient import and export operations.

We previously relied on our Office Automation System (the “OA System”), an information technology system used to track order status and monitor business workflow, to conduct our parallel-import vehicles business. The OA System facilitated the storage, exchange, and management of order data, thereby enhancing our productivity and efficiency. As of the date of this annual report, we have discontinued the use of the OA System. However, we cannot rule out the possibility of reusing it should we resume our parallel-import vehicles operations.

As of the date of this annual report, we own four domain names in the U.S., including (i) Cheetah-net.com, a domain name registered on August 17, 2022 and associated with the Cheetah Net website; (ii) Pacificconsultingusa.com, a domain name registered on January 7, 2019 and associated with the Pacific Consulting LLC website; (iii) Allen-boy.com, a domain name registered on December 5, 2018 and currently not in use; and (iv) edwardtransitusa.com, a domain name associated with the Edward website, which was registered by Edward prior to our acquisition and subsequently transferred to our domain provider on April 17, 2024. We also own the trademark “LOFIRST,” which was originally registered by Edward and later acquired by us following our acquisition of Edward.

We hold an Ocean Transportation Intermediary License (License No. 015545N), which allows us to operate as an NVOCC.

Employees

As of December 31, 2024, we had a total of 15 employees, 13 of whom worked as full-time employees, as set forth in the following table:

	Number of	Number of
	total	full-time
Function:	employees	employees

Warehousing Management	3	3
Marketing	2	2
Accounting	4	4
Legal	3	3
Administration	2	—
Executive officer	1	1
Total	15	13

Our employment contracts with full-time employees include a confidentiality clause.

Under our logistics and warehousing services, we worked with two independent contractors as of December 31, 2024. These independent contractors provided general labor support for our operations. Under our parallel-import vehicles business, we worked with 389 independent contractors as of December 31, 2023. These independent contractors served as our professional purchasing agents, primarily responsible for visiting the U.S. automobile dealers and negotiating the best vehicle purchase price.

We believe that we maintain a good working relationship with our employees and our independent contractors, and we have not experienced material labor disputes in the past. None of our employees is represented by labor unions.

Competition

The logistics and warehousing industry in the U.S. is highly competitive and rapidly evolving, with many new entrants in recent years and only a few leading companies. We believe our ability to compete effectively for customers depends on several factors: the quality and variety of services we offer in our logistics and warehousing business, our relationships with ocean carriers, customers, customs, and trucking companies, and our ability to recruit and retain talented professionals with industry expertise. Based on these factors and our stable supplier and customer connections, we believe our niche focus on international trade flows between the PRC and U.S., combined with integrated services, provides a differentiated value proposition. However, some of our current or future competitors may have longer operating histories, greater brand recognition, or more extensive financial, technical, or marketing resources than we do. See also “Item 1A. Risk Factors—Economic, Political, and Market Risks—We are in the competitive logistics and warehousing industry, and we may not be able to compete successfully against existing or new competitors, which could reduce our market share and adversely affect our competitive position and financial performance.”

Governmental Regulations

The U.S. Federal Maritime Commission regulations require that all NVOCCs maintain proof of financial responsibility. Most NVOCCs satisfy this requirement by obtaining an NVOCC Bond. Licensed NVOCCs must maintain a bond in the amount of $75,000. As of the date of this annual report, Edward maintains a bond in the amount of $75,000.

Item 1A. Risk Factors.

Economic, Political, and Market Risks

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflicts between Russia and Ukraine and in the Middle East and the increasingly strained relationship between the U.S. and China. Our business, financial condition, and results of operations could be materially adversely affected by any negative impact on the global economy and capital markets resulting from the conflicts in Ukraine and the Middle East or any other geopolitical tensions.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflicts between Russia and Ukraine and in the Middle East. Although the length and impact of the ongoing military conflicts is highly unpredictable, the conflicts could lead to continuing market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions.

The military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, European Union, and other countries against Russia. Additional potential sanctions and penalties have also been proposed or threatened. Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Although our business has not been materially impacted by the ongoing military conflicts between Russia and Ukraine and in the Middle East to date, it is impossible to predict the extent to which our operations, or those of our suppliers and manufacturers, will be impacted in the short and long term, or the ways in which the conflict may impact our business. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this annual report.

In addition, the U.S.-PRC relationship has recently faced a daunting challenge, contributing to geopolitical instability worldwide. Because our sales to the PRC market represent a significant part of our revenue, our business relies on a stable economic and political relationship between the U.S. and the PRC. However, the tensions between the two countries have intensified since the COVID-19 pandemic, exemplified by the ongoing trade conflicts between U.S. and the PRC, and there is significant uncertainty about the future relationship between the two countries with respect to trade policies, treaties, government regulations, and tariffs. A deteriorating relationship between the U.S. and the PRC, or a prolonged stalemate between them, could materially adversely affect international logistics, as well as our business, results of operations, and financial condition.

Availability and demand for our products and services may be adversely impacted by economic conditions and other factors.

Our success depends on the demand for our logistics and warehousing services. Fluctuations in economic conditions, periods of recession, reduced consumer spending, or volatility in fuel prices can significantly diminish demand for our services. Additionally, changes in political policies, currency exchange rates, and regulatory requirements may disrupt transportation processes, affecting customers’ willingness to engage our services. If we are unable to adapt business strategies or maintain adequate financial and operational flexibility in response to fluctuations caused by these events, our business, financial condition, and results of operations could be materially and adversely affected.

We are in the competitive logistics and warehousing industry, and we may not be able to compete successfully against existing or new competitors, which could reduce our market share and adversely affect our competitive position and financial performance.

The logistics and warehousing industry in the U.S. is competitive and rapidly evolving, with many new companies joining the competition in recent years. We compete directly with other local, regional, national, and international logistics providers on the following bases:

●	service pricings;
●	quality of services;
●	transportation speed; and
●	service offerings.

Convenience and reliability are a major concern for logistics and warehousing services users; customers tend to select a brand with a relatively large market share and proven reputation. In addition, our experience in expanding non-vehicle logistics and warehousing revenue is limited, and our success in these areas will depend on our ability to develop and scale an effective salesforce to market these services to international trading companies in the U.S. and the PRC. Our competitors may operate with different business models, have different cost structures, and may ultimately prove to be more successful or more adaptable to new regulatory, technological, and other developments. They may in the future achieve greater market acceptance and recognition and gain a greater market share. It is also possible that potential competitors may emerge and acquire a significant market share. If existing or potential competitors develop or offer services that provide significant performance, price, creative optimization, or other advantages over those offered by us, our business, results of operations, and financial condition would be negatively affected. Our existing and potential competitors may enjoy competitive advantages over us, such as longer operating history, greater brand recognition, larger client base, and better value-added services. We may lose clients if we fail to compete successfully, which could adversely affect our financial performance and business prospects. We cannot guarantee that our strategies will remain competitive or successful in the future. Increasing competition may result in pricing pressure and loss of our market share, either of which could have a material adverse effect on our financial condition and results of operations.

We may be adversely affected by the effects of inflation and a potential recession in the U.S. and by a weakening economy in the PRC.

Inflation has the potential to adversely affect our liquidity, business, financial condition, and results of operations by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the U.S. economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates, and other similar effects. As a result of inflation, we have experienced and may continue to experience cost increases. In addition, poor economic and market conditions in the U.S. and the PRC, including a potential recession, may negatively impact market sentiment, decreasing the demand for automobiles, which would adversely affect our operating income and results of operations. If we are unable to take effective measures in a timely manner to mitigate the impact of inflation as well as a potential recession, our business, financial condition, and results of operations could be adversely affected.

Fluctuations in exchange rates could have a material and adverse effect on our results of operations and the value of your investment.

The value of Renminbi (“RMB”), PRC’s legal currency, against the USD may fluctuate and is affected by, among other things, changes in political and economic conditions and the foreign exchange policy adopted by the PRC government. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar, and the RMB appreciated more than 20% against the U.S. dollar over the following three years. Between July 2008 and June 2010, this appreciation halted and the exchange rate between the RMB and the U.S. dollar remained within a narrow band. In August 2015, the People’s Bank of China (the “PBOC”) changed the way it calculates the mid-point price of the RMB against the USD, requiring the market-makers who submit for reference rates to consider the previous day’s closing spot rate, foreign-exchange demand and supply, as well as changes in major currency rates. In 2019, the RMB appreciated by approximately 1.9% against the U.S. dollar. In 2020, RMB appreciated by approximately 6.9% against the U.S. dollar. In 2021, RMB depreciated approximately 2.6% against the U.S. dollar. During the year ended December 31, 2022, RMB rapidly depreciated against the U.S. dollar by approximately 9.0%. It is difficult to predict how market forces or PRC or U.S. government policy, including any interest rate increases by the Federal Reserve, may impact the exchange rate between the RMB and the USD in the future. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, including from the U.S. government, which has threatened to label China as a “currency manipulator,” which could result in greater fluctuation of the RMB against the USD. However, the PRC government may still at its discretion restrict access to foreign currencies for capital account or current account transactions in the future. Therefore, it is difficult to predict how market forces or government policies may impact the exchange rate between the RMB and the USD in the future. In addition, the PBOC regularly intervenes in the foreign exchange market to limit fluctuations in RMB exchange rates and achieve policy goals. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may decide to enter into hedging transactions in the future, the availability and effectiveness of these hedges may be limited and we may not be able to hedge our exposure adequately or at all. As of the date of this annual report, we settle all our transactions in USD. Our clients who need to convert RMB into USD for payment may choose not to engage us due to exchange rate considerations. If that occurs, or if the exchange rate between the RMB and USD fluctuates in an unanticipated manner, our business, financial condition, and results of operations could be materially adversely affected.

If the PRC government imposes further restrictions and limitations on our PRC customers’ ability to transfer or distribute cash from the PRC to the U.S., our business, financial condition, and results of operations could be materially adversely affected.

The PRC government has imposed controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. For instance, the Circular on Promoting the Reform of Foreign Exchange Management and Improving Authenticity and Compliance Review, or “SAFE Circular 3,” issued on January 26, 2017, provides that banks shall, when dealing with dividend remittance transactions from a domestic enterprise to its offshore shareholders of more than $50,000, review the relevant board resolutions, original tax filing form, and audited financial statements of such domestic enterprise based on the principle of genuine transaction. There is no guarantee that the PRC government will not further intervene or impose other restrictions on our PRC customers’ ability to transfer or distribute cash outside the PRC. In the event that the foreign exchange control system prevents our PRC customers from remitting their payments to the U.S., we may not be able to receive a substantial portion of our revenue. As a result, our business, financial condition, and results of operations may be adversely affected.

Operational Risks

We are undergoing a transformation of our business model, which could have a material and adverse effect on our business, financial condition, and results of operations.

We are shifting our business focus from parallel-import vehicle sales to logistics and warehousing services. Since the second half of 2022, our parallel-import vehicle business has been negatively impacted by the COVID-19 pandemic, lockdowns in the PRC, and weaker customer demand in the PRC due to deteriorating macroeconomic conditions. During the year ended December 31, 2024, we sold 14 vehicles, generating revenue of $1.6 million. During the year ended December 31, 2023, we sold 303 vehicles, generating revenue of $38.3 million. In February 2024, we acquired Edward to expand our logistics and warehousing service operations. Beginning in the second quarter of 2024, we increased our marketing staff to pursue new business opportunities and to focus on international trades between the PRC and the U.S. In December 2024, we acquired TWEW to further expand our logistics services. These strategic actions are expected to significantly alter our revenue structure and could, if unsuccessful, materially and adversely affect our business, financial condition, and results of operations.

As we are located in California, we may be subject to catastrophic events, which could have a material adverse impact on our business, financial condition, and results of operations.

We are located in California, a state prone to natural disasters and other catastrophic events due to its coastal location. A disruption or failure of our systems or operations resulting from earthquakes, severe weather, actual or threatened terrorist attacks, strikes, civil unrest, pandemics, or similar catastrophic occurrences could delay our ability to deliver services and carry out other critical functions. Such disruptions could have a materially adverse effect on our business, financial condition, and results of operations.

Service disruption experienced by our warehouse and office may adversely affect our business operations.

Our daily operations rely heavily on the orderly performance of our regional warehouse in Gardena, California, which manages our storage and shipments, and our administrative office in Irvine, California, which oversees our operational activities. Service disruptions due to automated facility failures, insufficient capacity during peak freight periods, force majeure events, third-party interference or disputes, employee misconduct, strikes, government inspections, orders, mandates, and temporary or permanent shutdowns could cause our shipments to be canceled or delayed and increase our storage costs, both of which could have a materially adverse effect on our business, financial condition, and results of operations.

If our clients are able to reduce their logistics and supply chain costs or increase utilization of their internal solutions, our business and results of operations may be materially and adversely affected.

Clients often rely on logistics companies because developing in-house logistics and supply chain capabilities is costly, requires specialized expertise, and can lead to operational inefficiencies. However, if our clients are able to establish their own logistics and supply chain solutions, increase utilization of their internal resources, reduce their logistics spending, or otherwise choose to discontinue our services, our business, financial condition, and results of operations may be materially and adversely affected.

We face risks from fuel price fluctuation.

Transportation costs are a major expense in the logistics industry, and fuel is a key component of such expense. As an NVOCC, we depend on international shipping partners to transport our goods. If fuel prices rise significantly, our partners may increase their service fees, thereby passing on higher costs to us.

We face risks associated with the freight handled through our network.

We handle a large volume of freights and face challenges with respect to the protection and examination of freights. Freights within our network may be stolen, damaged, or lost for various reasons, and we or third-party transportation providers or both may be perceived or found liable for such incidents. In addition, we may fail to screen freight and detect unsafe, prohibited, or restricted items. Unsafe items, such as flammables, explosives, toxic, radioactive, or corrosive items and materials, may damage other freights within our network, injure recipients, and harm the personnel and assets of us and/or third-party transportation providers. Furthermore, if we fail to prevent prohibited or restricted items from entering into our network and if we participate in the transportation and delivery of such items, we may be subject to administrative or even criminal penalties, and if any personal injury or property damage is concurrently caused, we may be further liable for civil compensation.

The transportation of freight also involves inherent risks. We are subject to risks associated with transportation safety, and the insurance maintained by us may not fully cover the damages caused by transportation related injuries or loss. From time to time, our vehicles and personnel may be involved in transportation accidents, and the freight carried by them may be lost or damaged. In addition, frictions or disputes may occasionally arise from the direct interactions between our pickup and delivery personnel with freight senders and recipients. Personal injuries or property damages may arise if such incidents escalate.

Any of the foregoing could disrupt our services, cause us to incur substantial expenses, and divert the time and attention of our management. We and third-party transportation providers may face claims and incur significant liabilities if found liable or partially liable for any of injuries, damages, or losses. Claims against us may exceed the amount of our insurance coverage or may not be covered by insurance at all. Governmental authorities may also impose significant fines on us or require us to adopt costly preventive measures. Furthermore, if our services are perceived to be insecure or unsafe by our clients, our business volume may be significantly reduced, and our business, financial condition, and results of operations may be materially and adversely affected.

Failure to renew our current Ocean Transportation Intermediary (“OTI”) License or any delay in doing so could have a material adverse impact on our operations.

We depend on our OTI license to maintain our NVOCC status and maintain our logistics operations. We intend to renew the license before it expires on May 31, 2027; however, there is no guarantee that we will obtain such renewal in a timely manner. Delays or complications in the renewal process may arise due to regulatory changes, unexpected administrative hurdles, or additional requirements imposed by the licensing authority. If we fail to renew such license before the current term ends, or if any delays happen, we may be compelled to temporarily suspend our logistics business. Such an interruption could lead to substantial disruptions in our operations and materially and adversely affect our financial condition and results of operations.

Our business, financial condition, and results of operations may be materially and adversely affected if our third-party transportation providers are unable to provide high-quality services to our clients.

As an NVOCC, we rely on partnerships with various ocean carriers to transport goods. If these partners fail to meet the expected standards of service, such as causing damage to goods during transit, introducing significant delivery delays, or handling goods improperly, both their reputation and ours could be adversely affected. Such incidents may undermine our customers’ confidence in our ability to provide reliable logistics services, which in turn could have a material and adverse effect on our business and financial condition, and results of operations.

Our business relies on a few customers each accounting for more than 10% of our total purchases, and interruption in any of their operations will have an adverse effect on our business, financial condition, and results of operations.

During the years ended December 31, 2024 and 2023, we derived most of our revenue from a few customers. For the year ended December 31, 2024, our two largest clients accounted 87.7% and 12.3% of our total revenue, respectively. For the year ended

December 31, 2023, our three largest clients accounted for 53.2%, 25.5%, and 20.2% of our total revenue, respectively. We can lose a major customer due to a variety of factors, including our inability to provide satisfying logistics and warehousing services. We cannot guarantee that we will continue to maintain business cooperation with these major customers at the same level or at all. Some of these major customers are engaged in the parallel-import vehicle business with us, a business we have discontinued. If any significant customer terminates its relationship with us, or if we are unable to find replacements for those who no longer work with us due to our business strategy shift, our business, financial condition, and results of operations could be materially and adversely affected.

We started providing our logistics and warehousing services in February 2024; we may not be successful in this new line of business, which may adversely affect our business, financial condition, and results of operations.

We started providing our own logistics and warehousing services in February 2024 after completing the acquisition of Edward. We have a relatively limited operating history and experience regarding these new services, and we may encounter difficulties as we advance our business operations, such as in marketing, selling, and maintaining our logistics and warehousing systems, and keeping pace with new technological trends and advances in the logistics and warehousing management.

The logistics and warehousing industry is highly competitive. See “—Economic, Political, and Market Risks—We are in the competitive logistics and warehousing industry, and we may not be able to compete successfully against existing or new competitors, which could reduce our market share and adversely affect our competitive position and financial performance.” We may develop an online platform to facilitate our logistics and warehousing services, enabling us to automate and digitalize key steps of supply chain for our customers. These efforts, however, are costly and time-consuming, and may divert our management’s attention. There can be no guarantee that these efforts will be successful and generate the expected return.

We have primarily funded our working capital needs from financing activities historically, and there is no assurance that we will always maintain positive cash flow in the near future or at all.

As of December 31, 2024 and 2023, we had working capital of approximately $10.2 million and $7.5 million, respectively. As of the date of this annual report, we have funded our working capital needs primarily from financing activities. Given that our logistics and warehousing business typically requires significant amounts of working capital, there is no assurance that we will always maintain positive cash flow in the near future or at all, as we expect to continually expand our logistics and warehousing business. Failure to maintain positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability.

Our business and results of operations may be harmed by the misconduct of authorized employees that have access to assets of our Company such as inventory, bank accounts, credit cards, and confidential information.

During the course of our business operations, some of our employees have access to certain valuable assets of our Company, such as cargo inventory, bank accounts, and confidential information. In the event of misconduct by such authorized employees, our Company could suffer significant losses. Employee misconduct may include misappropriating cargo inventory or bank accounts, falsifying inventory records or bank accounts, improper use or disclosure of confidential information to the public or our competitors, and failure to comply with our code of conduct or other policies or with federal or state laws or regulations regarding the use and safeguarding of classified or other protected information, import-export controls, and any other applicable laws or regulations. Although we have implemented policies, procedures, and controls to prevent and detect these activities, these precautions may not prevent all intentional or negligent misconduct, and as a result, we could face unknown risks or losses. Furthermore, such unethical, unprofessional, or even criminal behavior by employees could damage our reputation, result in fines, penalties, restitution, or other damages, and lead to the loss of current and future customers, all of which would adversely affect our business, financial condition, and results of operations.

Our insurance does not fully cover all of our operational risks, and changes in the cost of insurance or the availability of insurance could materially increase our insurance costs or result in a decrease in our insurance coverage.

We currently have insurance on our real property, vehicles, and personal property, general liability insurance, workers compensation, and employer liability insurance. In certain instances, our insurance may not fully cover an insured loss depending on the magnitude and nature of the claim. Additionally, changes in the cost of insurance or the availability of insurance in the future could substantially increase our costs to maintain our current level of coverage or could cause us to reduce our insurance coverage and increase the portion of our risks that we self-insure.

Any negative publicity about us, our products and services, and our management may materially and adversely affect our reputation and business.

We may from time to time receive negative publicity about us, our management, or our business. Certain of such negative publicity may be the result of malicious harassment or unfair competitive acts by third parties. We may even be subject to government or regulatory investigations as a result of such third-party conduct and may be required to spend significant time and incur substantial costs to defend ourselves against such third-party conduct, and we may not be able to conclusively refute each of the allegations within a reasonable period of time, or at all. Harm to our reputation and confidence of our customers can also arise for other reasons, including misconduct of our employees or any third-party business partners with whom we conduct business, including purchasing agents and logistics service providers. Our reputation may be materially and adversely affected as a result of any negative publicity, which in turn may cause us to lose market share, customers, industry partners, and other business partnerships.

Cybersecurity incidents could disrupt our business operations, result in the loss of critical and confidential information, adversely impact our reputation, and harm our business.

Cybersecurity threats and incidents directed at us could range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures aimed at disrupting business or gathering personal data of customers. In the ordinary course of our business, we collect and store business information about our customers such as their names, addresses, and business licenses in Google Drive, a file storage platform developed by Google. The systems of third-party providers, such as Google, may experience material interruptions or failures due to a variety of events beyond our control. See “—We may experience operational system failures or interruptions that could materially harm our ability to conduct our operations.”

In addition, our business is reliant on the uninterrupted functioning of our freight forwarding software, GoFreight. The secure processing, maintenance, and transmission of information are critical to our operations, especially the processing and tracking of good orders. Although we employ measures designed to prevent, detect, address, and mitigate these threats (including access controls, data encryption, vulnerability assessments, and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption, or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including potentially sensitive personal information of our customers) and the disruption of business operations. Any such compromises to our security could cause harm to our reputation, which could cause customers to lose trust and confidence in us or could cause purchasing agents to stop working for us. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers and business partners. We may also be subject to legal claims, government investigation, and additional state and federal statutory requirements.

The potential consequences of a material cybersecurity incident include regulatory violations of applicable U.S. and international privacy and other laws, reputational damage, loss of market value, litigation with third parties (which could result in our exposure to material civil or criminal liability), diminution in the value of the services we provide to our customers, and increased cybersecurity protection and remediation costs (that may include liability for stolen assets or information), which in turn could have a material adverse effect on our competitiveness and results of operations.

Our business, financial condition, and reputation may be substantially harmed by security breaches, interruptions, delays, and failures in our systems and operations.

We currently rely on our freight forwarding software, GoFreight, to manage our logistics and warehousing operations. Our current and future systems and operations are vulnerable to natural disasters, such as earthquakes, fires, floods, power outages, telecommunication failures, break-ins, sabotage, computer viruses, and intentional acts of vandalism. Such events could lead to service disruptions, increased operational costs, litigation, and damage to our reputation, all of which could materially adversely affect our financial condition and operating results.

Our business and financial condition may be substantially harmed by inventory losses caused by theft, vandalism, or accidents during transportation and/or warehousing.

We store customers’ goods in our warehouse in California. See “Item 1. Business.” We bear the risk of damage or loss before delivering these goods to the destination designated by our customers or to the port for shipment. Despite our efforts to enhance security measures, we remain subject to inventory losses caused by theft, vandalism, or accidents during transportation and/or warehousing. In addition, force majeure events such as flooding, fires, or hail may impact a large volume of stocked products. Such events could result in substantial losses, deprive us of a significant portion of our inventory, and reduce customer satisfaction if they prevent us from delivering commonly ordered products or sold automobiles. If any of the foregoing occurs, our business, financial condition, and results of operations may be adversely affected.

We may experience operational system failures or interruptions that could materially harm our ability to conduct our operations.

We rely on the capacity, reliability, and security of third-party systems and software to support our operations. For example, we employ Google Drive to process, transmit, and store critical information. The systems of third-party providers may experience material interruptions or failures due to a variety of events beyond our control, including but not limited to, natural disasters, telecommunications failures, employee or customer error or misuse, targeted attacks, unauthorized access, fraud, computer viruses, denial of service attacks, terrorism, firewall or encryption failures, and other security problems. If any of the systems do not operate properly, are compromised, or are disabled, we could suffer adverse impact on our operations.

If we fail to execute our strategies and future plans effectively, we may not be able to take advantage of market opportunities or meet the demand of our customers.

Our shift from parallel-import vehicles to logistics and warehousing increases the complexity of our operations and may cause strain on our managerial, operational, and financial resources. We must continue to hire, train, and effectively manage new employees. In the event that our new hires fail to perform as expected, or if we fail to hire, train, manage, and integrate new employees, our business, financial condition, and results of operations may be materially adversely affected. The expansion of our services will also require us to maintain consistency in the quality of our services so that our market reputation is not damaged by any deviations in quality, whether actual or perceived.

Our future results of operations also depend largely on our ability to execute our future plans successfully. In particular, our future plans may subject us to the following additional challenges and constraints:

●	we face challenges in ensuring the productivity of newly hired employee, training, and retaining highly skilled personnel, including areas of sales and marketing and information technology for our operations;
●	we face challenges in responding to evolving industry standards and government regulation that impact our business and the logistics and warehousing industry in general;
●	we have limited experience in logistics and warehousing services, and our expansion into this segment may not be profitable;
●	the technological or operational challenges may arise from the new services;
●	the execution of our future plans will be subject to the availability of funds to support the relevant capital investment and expenditures; and
●	the successful execution of our strategies is subject to factors beyond our control, such as general market conditions, and economic and political developments in the U.S. and globally.

All of these endeavors involve risks and will require significant management, financial, and human resources. We cannot assure you that we will be able to implement our strategies successfully. There is no assurance that the investment to be made by our Company as contemplated under our future plans will be successful and generate the expected return. If we are not able to execute our strategies effectively, or at all, our business, results of operations, and prospects may be materially and adversely affected.

If we fail to attract, recruit, or retain our key personnel, including our executive officers, senior management, and key employees, our ongoing operations and growth could be affected.

Our success depends, to a large extent, on the efforts of our key personnel, including Huan Liu, our founder and Chief Executive Officer, our other executive officers, senior management, and other key employees who have valuable experience, knowledge, and connections in cross-border trade as well as the automobile dealership industry. There is no assurance that these key personnel will not voluntarily terminate their employment with us. We do not carry, and do not intend to procure, key person insurance on any of our senior management team. The loss of any of our key personnel could be detrimental to our ongoing operations. Our success will also depend on our ability to attract and retain qualified personnel to manage our existing operations as well as our future growth. We may not be able to successfully attract, recruit, or retain key personnel, and this could adversely impact our financial condition, operating results, and business prospects.

Our ongoing operations and growth may be affected by the high percentage of foreign employees who do not have permanent work permits in the U.S., which may increase our turnover ratio.

The successful operation of our business depends on our ability to attract, motivate, and retain a sufficient number of skilled employees. From time to time, there may be a shortage of skilled labor in the logistics and warehousing industry in which we operate. As of December 31, 2024, we had 13 full-time employees, including six foreign employees who currently do not have permanent work permits in the U.S. In the event that some of our employees’ temporary work permits expire, we may face increased turnover rates and labor shortages, which could result in higher labor costs. In this case, if we are unable to recruit and retain sufficiently qualified individuals, our business, results of operations, financial condition, and growth prospects could be materially and adversely affected.

Future acquisitions may have an adverse effect on our ability to manage our business.

We may acquire businesses, technologies, services, or products that are complementary to our logistics and warehousing business. Future acquisitions may expose us to potential risks, including risks associated with the integration of new operations, services, and personnel, unforeseen or hidden liabilities, the diversion of resources from our existing business and technology, our potential inability to generate sufficient revenue to offset new costs, the expenses of acquisitions, or the potential loss of or harm to relationships with both employees and customers resulting from our integration of new businesses.

Any of the potential risks listed above could have a material adverse effect on our ability to manage our business, revenue, and net income. We may need to raise additional debt funding or sell additional equity securities to make such acquisitions. The raising of additional debt funding by our Company, if required, would result in increased debt service obligations and could result in additional operating and financing covenants, or liens on our assets, that would restrict our operations. The sale of additional equity securities could result in additional dilution to our stockholders.

Legal, Regulatory, and Compliance Risks

We are subject to logistics and warehousing and other laws and regulations in the U.S., which, if we are found to have violated, may adversely affect our business and results of operations.

A number of U.S. federal and state laws and regulations affect our business and conduct, including, but not limited to, our sales, operations, financing, insurance, and employment practices. The regulatory bodies that regulate our business include the Federal Maritime Commission, the Consumer Financial Protection Bureau, the Federal Trade Commission, the United States Department of Transportation, the Occupational Safety and Health Administration, the Department of Justice, the Federal Communications Commission, various state consumer protection agencies, and various state financial regulatory agencies. For example, the exportation aspect of our business is subject to the Code of Federal Regulation’s requirements for exportation under 19 CFR § 192.2 and the inspection of Customs. Moreover, the Federal Maritime Commission issues licenses to qualified OTIs in the U.S. and requires that all OTIs be bonded or provide other proof of financial responsibility. See “Item 1. Business—Governmental Regulations.” Edward, a subsidiary of our Company, is currently the holder of an OTI license and is authorized to conduct business as an NVOCC, facilitating the transportation of cargo by water via common carriers between the U.S., its territories or possessions, and foreign countries. As we develop our logistics and warehousing services, Edward is required to renew this license every three years. Moreover, we may also be subject to laws and regulations involving taxes, tariffs, pricing, content protection, electronic contracts and communications, mobile communications, consumer protection, and information-reporting requirements, as well as privacy laws, anti-money laundering laws, and federal and state wage-hour, anti-discrimination, and other employment practices laws. For example, under the Immigration and Nationality Act, a foreign national is eligible for employment authorization in the U.S. only with an employment-related green card (permanent residency), an exchange visitor work and study visa, or a temporary (non-immigrant) worker visa, such as an H-1B visa. In particular, the H-1B visa is a nonimmigrant work visa that allows U.S. employers to hire foreign workers for specialty jobs that require a bachelor’s degree or equivalent. H-1B status can be granted initially for up to three years and can be extended for another three years. H-1B holders who reach that six-year maximum must leave the U.S. and remain outside for at least one year before being eligible for a new six years of H-1B. As of December 31, 2024, we had 13 full-time employees, including six foreign employees who do not have permanent work permits in the U.S. and currently work under H-1B visas or student visas. In the event that some of our employees’ temporary work permits expire, we may face increased turnover rates and labor shortages, which could result in higher labor costs. See “—Operational Risks—Our ongoing operations and growth may be affected by the high percentage of foreign employees who do not have permanent work permits in the U.S., which may increase our turnover ratio.” We are also subject to laws and regulations affecting public companies, including securities laws and exchange listing rules. Any failure to comply with these laws and regulations may result in the assessment of administrative, civil or criminal penalties, the imposition of investigatory remedial obligations or the issuance of injunctions limiting or prohibiting our operations.

Non-compliance with laws and regulations on the part of any third parties with which we conduct business could expose us to legal expenses, compensation to third parties, penalties, and disruptions of our business, which may adversely affect our results of operations and financial performance.

Third parties with which we conduct business, including ocean carriers, trucking companies, and our customers may be subject to regulatory penalties or punishments because of their regulatory compliance failures or infringement upon other parties’ legal rights, which may, directly or indirectly, disrupt our business. We cannot be certain whether such third parties have violated any regulatory requirements or infringed or will infringe on any other parties’ legal rights, which could expose us to legal expenses or compensation to third parties, or both.

We, therefore, cannot rule out the possibility of incurring liabilities or suffering losses due to any non-compliance by third parties. There is no assurance that we will be able to identify irregularities or non-compliance in the business practices of third parties with which we conduct business, or that such irregularities or non-compliance will be corrected in a prompt and proper manner. Any legal liabilities and regulatory actions affecting third parties involved in our business may affect our business activities and reputation, and may in turn affect our business, results of operations, and financial performance.

Moreover, regulatory penalties or punishments against our business stakeholders, whether or not resulting in any legal or regulatory implications upon us, may nonetheless cause business interruptions or even suspension of these business stakeholders, which could in turn disrupt our usual course of business and result in material negative impact on our business operations, results of operation and financial condition.

Third parties may claim that we infringe their proprietary intellectual property rights, which could cause us to incur significant legal expenses and prevent us from promoting our services.

We cannot be certain that our operations or any aspects of our business do not or will not infringe upon or otherwise violate trademarks, patents, copyrights, know-how, or other intellectual property rights held by third parties. We may from time to time in the future be subject to legal proceedings and claims relating to the intellectual property rights of others. In addition, there may be third-party trademarks, patents, copyrights, know-how, or other intellectual property rights that are infringed by our products and services. There could also be existing intellectual property of which we are not aware that our products and services may inadvertently infringe.

If any third-party infringement claims are brought against us, we may be forced to divert management’s time and other resources from our business and operations to defend against these claims, regardless of their merits. Additionally, the application and interpretation of intellectual property right laws and the procedures and standards for granting trademarks, patents, copyrights, know-how, or other intellectual property rights are evolving and may be uncertain, and we cannot assure you that courts or regulatory authorities would agree with our analysis. Such claims, even if they do not result in liability, may harm our reputation. If we were found to have violated the intellectual property rights of others, we may be subject to liability for our infringement activities or may be prohibited from using such intellectual property, and we may incur licensing fees or be forced to develop alternatives of our own. As a result, our business and financial performance may be materially and adversely affected.

We may from time to time be subject to claims, controversies, lawsuits, and legal proceedings, which could adversely affect our business, prospects, results of operations, and financial condition.

We may from time to time become subject to or involved in various claims, controversies, lawsuits, and legal proceedings. However, claims and threats of lawsuits are subject to inherent uncertainties, and we are uncertain whether any of these claims would develop into a lawsuit. Lawsuits, or any type of legal proceeding, may cause our Company to incur defense costs, utilize a significant portion of our resources, and divert management’s attention from our day-to-day operations, any of which could harm our business. Any settlements or judgments against our Company could have a material adverse impact on our financial condition, results of operations, and cash flows. In addition, negative publicity regarding claims or judgments made against our Company may damage our reputation and may result in a material adverse impact on us.

We may be the subject of allegations, harassment, or other detrimental conduct by third parties, which could harm our reputation and cause them to lose market share and customers.

We may be subject to allegations by third parties or purported former employees, negative Internet postings, and other adverse public exposure on our business, operations, and staff compensation. We may also become the target of harassment or other detrimental conduct by third parties or disgruntled former or current employees. Such conduct may include complaints, anonymous or otherwise, to regulatory agencies, media, or other organizations. We may be subject to government or regulatory investigation or other proceedings as a result of such third-party conduct and may be required to spend significant time and incur substantial costs to address such third-party conduct, and there is no assurance that we will be able to conclusively refute each of the allegations within a reasonable period of time, or at all. Additionally, allegations, directly or indirectly against our Company, may be posted on the Internet, including social media platforms by anyone on an anonymous basis. Any negative publicity on our Company or our management can be quickly and widely disseminated. Social media platforms and devices immediately publish the content of their users’ posts, often without filters or checks on the accuracy of the content posted. The information posted may be inaccurate and adverse to our Company, and it may harm our reputation, business, or prospects. The harm may be immediate without affording us an opportunity for redress or correction. Our reputation may be negatively affected as a result of the public dissemination of negative and potentially false information about our business and operations, which in turn may cause us to lose market shares and customers.

Any adverse change in political relations between the U.S. and other countries or regions (particularly the PRC), such as the ongoing U.S.-China trade conflicts, may negatively affect our business.

As of the date of this annual report, our primary business is assisting U.S. customers in shipping goods to the PRC. Our business relies heavily on stable political and economic relations between the PRC and the U.S. If there is any significant deterioration in U.S.-PRC relations, our customers may refrain from selling their merchandise to the PRC market. Additionally, any potential executive actions or legislation related to international trade that may be enacted could adversely affect the profitability and feasibility of Sino-American trade, which, in turn, could negatively impact our business.

Recently, U.S. President Donald J. Trump announced that the U.S. would impose an additional 20% tariff on Chinese imports starting March 4, 2025. This announcement has undermined confidence in trade relations between China and the U.S. We are currently evaluating the overall impact of the recently imposed additional tariffs, including whether these regulations could materially and negatively affect our business.

The evolving regulatory landscape and potential for further tariff adjustments or trade restrictions create uncertainty. Compliance with tariff-related regulations, including classification and valuation requirements, may increase operational complexity and costs. Any escalation in trade tensions or additional tariffs could disrupt our operations and negatively impact our ability to meet customer demand, posing significant risks to our business.

Trading Risks

A possible “short squeeze” due to a sudden increase in demand of our Class A common stock that largely exceeds supply may lead to further price volatility in our Class A common stock.

Investors may purchase our Class A common stock to hedge existing exposure in our Class A common stock or to speculate on the price of our Class A common stock. Speculation on the price of our Class A common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our Class A common stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our Class A common stock for delivery to lenders of our Class A common stock. Those repurchases may, in turn, dramatically increase the price of our Class A common stock until investors with short exposure are able to purchase additional Class A common stock to cover their short position. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in our common stock that are not directly correlated to the performance or prospects of our Company and once investors purchase the shares of Class A common stock necessary to cover their short position the price of our Class A common stock may decline.

Future equity offerings or other equity issuances of us could further dilute our Class A Common Stock.

We may in the future issue additional shares of our Class A common stock or other securities convertible into or exchangeable for shares of our Class A common stock. These issuances may occur at times or on terms that could be disadvantageous to our existing stockholders. Our stockholders’ percentage ownership and voting power may be diluted, and they may experience a reduction in the value of their investment. Additionally, such issuances, if substantial, could negatively affect the market price of our Class A common stock.

If we fail to maintain an effective system of internal controls, we may fail to meet our reporting obligations or be unable to accurately report our results of operations or prevent fraud, and investor confidence and the market price of our Class A common stock may be materially and adversely affected.

We are a public company in the United States subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Section 404 of the Sarbanes-Oxley Act requires that we include a report of management on our internal control over financial reporting in our annual report on 10-K beginning with our annual report for the year ended December 31, 2024. In addition, once we cease to be an “emerging growth company,” as such term is defined in the JOBS Act, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Our management has concluded that our internal controls and procedures were ineffective at the reasonable assurance level as of December 31, 2024.

Our management team cannot guarantee that our internal controls and disclosure controls and procedures will prevent all possible errors. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the possibility that judgments in decision-making can be faulty and subject to simple error or mistake. Furthermore, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, measures of control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

We may not be able to maintain the listing of our Class A common stock on the Nasdaq Capital Market.

Our Class A common stock is listed on the Nasdaq Capital Market. There can be no assurance that we will be able to maintain the listing standards of that exchange, which includes requirements that we maintain our stockholders’ equity, total value of shares held by unaffiliated stockholders, and market capitalization above certain specified levels. If we fail to conform to the Nasdaq listing requirements on an ongoing basis, our Class A common stock may cease to trade on the Nasdaq Capital Market exchange, and may move to the OTCQB or OTC Pink Markets operated by OTC Markets Group, Inc. These quotation services are generally considered to be markets that are less efficient and that provide less liquidity in the shares than the Nasdaq Capital Market.

The dual class structure of our common stock has the effect of concentrating voting control with our Chief Executive Officer, and his interests may not be aligned with the interests of our other stockholders.

We have a dual-class voting structure consisting of Class A and Class B common stock. Under this structure, holders of Class A common stock are entitled to one vote per share of Class A common stock, and holders of Class B common stock are entitled to 15 votes per share of Class B common stock, which may cause the holders of Class B common stock to have an unbalanced, higher concentration of voting power. As of the date of this annual report, Mr. Huan Liu, our Chief Executive Officer and the sole stockholder of Class B common stock, beneficially owns 546,875 shares, or 100%, of our issued Class B common stock, representing approximately 75.4% of the voting rights in our Company. As a result, until such time as his voting power is below 50%, Mr. Huan Liu as the controlling stockholder has substantial influence over our business, including decisions regarding mergers, consolidations, and the sale of all or substantially all of our assets, election of directors, and other significant corporate actions. He may take actions that are not in the best interests of us or our other stockholders. These corporate actions may be taken even if they are opposed by our other stockholders. Further, such concentration of voting power may discourage, prevent, or delay the consummation of transactions that stockholders may consider favorable, including ones in which stockholders might otherwise receive a premium for their shares. Future issuances of shares of Class B common stock may also be dilutive to the holders of Class A common stock. As a result, the market price of our Class A common stock could be adversely affected.

If securities or industry analysts do not publish research or reports about our business, or if they publish a negative report regarding our Class A common stock, the price of our Class A common stock and trading volume could decline.

Any trading market for our Class A common stock may depend in part on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade us, the price of our Class A common stock would likely decline. If one or more of these analysts cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price of our Class A common stock and the trading volume to decline.

Anti-takeover provisions in our fourth amended and restated articles of incorporation and our bylaws may discourage, delay, or prevent a change in control.

Some provisions of our fourth amended and restated articles of incorporation, which became effective on September 30, 2024, and our bylaws, which became effective on July 28, 2022, may discourage, delay, or prevent a change in control of our Company or management that stockholders may consider favorable, including, among other things, the following:

●	provisions that authorize our board of directors to issue shares with preferred, deferred, or other special rights or restrictions without any further vote or action by our stockholders; and
●	provisions that restrict the ability of our stockholders to call meetings and to propose special matters for consideration at stockholder meetings.

Since we are deemed a “controlled company” within the meaning of the Nasdaq listing rules, we are allowed to follow certain exemptions from certain corporate governance requirements that could adversely affect our public stockholders.

As of the date of this annual report, our largest stockholder, Mr. Huan Liu, holds more than a majority of the voting power of our outstanding common stock shares and is able to determine all matters requiring approval by our stockholders. Under the Nasdaq listing rules, a company of which more than 50% of the voting power is held by an individual, group, or another company is a “controlled company” and is permitted to phase in its compliance with the independent committee requirements. Although we do not intend to rely on the “controlled company” exemptions under the Nasdaq listing rules even though we are deemed a “controlled company,” we could elect to rely on these exemptions in the future. If we were to elect to rely on the “controlled company” exemptions, a majority of the members of our board of directors might not be independent directors and our nominating and corporate governance and compensation committees might not consist entirely of independent directors. Accordingly, if we rely on the exemptions, during the period we remain a controlled company and during any transition period following a time when we are no longer a controlled company, you would not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

We are an “emerging growth company” and a “smaller reporting company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company” and a “smaller reporting company” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” and “smaller reporting companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” until December 31, 2028, the last day of the fiscal year following the fifth anniversary of the date of the first sale of our Class A common stock pursuant to our registration statement on Form S-1 (File No. 333-271185), although we will lose that status sooner if our revenue exceeds $1.235 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the last day of our most recently completed second fiscal quarter.

We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as (i) the market value of our common stock held by non-affiliates is equal to or less than $250 million as of the last business day of the most recently completed second fiscal quarter, or (ii) our annual revenue is equal to or less than $100 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is equal to or less than $700 million as of the last business day of the most recently completed second fiscal quarter.

We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile. In addition, taking advantage of reduced disclosure obligations may make comparison of our financial statements with other public companies difficult or impossible. If investors are unable to compare our business with other companies in our industry, we may not be able to raise additional capital as and when we need it, which may materially and adversely affect our financial condition and results of operations.

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

Our parallel import vehicle business depended on the continuous functioning of our OA System, which tracked order status and monitored business workflows. Similarly, our logistics and warehousing business relies on the functioning of our freight forwarding software, GoFreight. The secure handling of information is crucial, particularly for tracking automobile orders. We have implemented various measures, such as access controls, data encryption, and vulnerability assessments, to prevent and mitigate cybersecurity risks and incidents. In particular, we have implemented a cybersecurity risk management program, in accordance with our risk profile and business size, which is designed to detect, identify, assess, and respond to current and emerging cybersecurity threats. We have developed a comprehensive, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also developing tools and processes that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. Our cybersecurity risk management program is supported by third-party information technologies and vendors, including Squarespace and Google Workspace, which assist us with information technology system monitoring, detection, and response support services. We also leverage third-party information technology service providers to monitor and evaluate our cybersecurity posture through vulnerability scans, penetration tests, and cybersecurity risk reviews and assessments. We engage in the assessment and testing of our cybersecurity risk management program, policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, assessments, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We also have a process to review certain third-party information technology service providers and vendors, including through contractual requirements and proactive threat intelligence monitoring, as appropriate. However, cybersecurity incidents, if they occur, depending on their nature, could lead to the loss, destruction, or unavailability of critical and confidential data, impacting our operations and potentially harming our reputation. This could result in customer distrust, termination of partnerships, significant remediation costs, and legal liabilities.

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

Item 2. Properties.

Our principal executive offices are located at 8707 Research Drive, Irvine, California. We lease this office from an independent third party, Zina Development, LLC. The office space is approximately 15,000 square feet, with the lease spanning from July 23, 2024, to July 31, 2027. The monthly base rent ranges from $42,000 to $45,427, increasing gradually over the lease term. We have posted a security deposit of $100,000, which the lessor may use under certain circumstances as specified in the lease. The lease also includes customary provisions regarding termination, renewal, and expense arrangements.

We also lease an office located at 6201 Fairview Road, Suite 225, Charlotte, North Carolina, from an independent third party, GT Real Estate USA, LLC, with an area of approximately 2,514 square feet. On April 28, 2023, we entered into an amendment to our current lease, extending its term to February 28, 2027, with a monthly rent of approximately $6,639. On July 25, 2023, GT Real Estate USA, LLC transferred all of its lease rights to two Delaware LLCs, WILVI 6201 SPE LLC and BILA 6201 SPE LLC. On January 10, 2025 and January 31, 2025, we sent two letters to the lessor requesting to terminate the lease, as we had vacated the property. As of the date of this annual report, we have ceased to pay rent per the Company’s legal counsel advice.

Allen-Boy, one of our subsidiaries, leases office space for its business operations in Charlotte, North Carolina, from an independent third party, Sounder Properties Inc., with an area of approximately 225 square feet. The current lease term is from October 1, 2024, to September 30, 2025, with a monthly rent of $535. This office is the address for our dealer license.

Pacific, one of our subsidiaries, leased an office in New York City, New York, from an independent third party, Executive Workspace LLC, with an area of approximately 1,692 square feet. On September 26, 2023, we amended the lease to include an additional office space of approximately 1,591 square. The lease expired on August 31, 2024.

Edward, which became one of our subsidiaries on February 2, 2024, had previously been in a collaborative partnership with us as providers for vehicle storage and logistics services throughout the year ended December 31, 2023. Following our acquisition of Edward in 2024, we assumed responsibility for a lease agreement for its warehousing facility located in Gardena, California, covering approximately 8,800 square feet. The current lease is set to expire on August 31, 2028, with a monthly rent ranging from $13,500 to $16,425, increasing gradually over the lease term. The leased warehousing facility enhances our logistics capabilities and operational efficiency.

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

Holders of Record

As of March 11, 2025, we had 2,672,011 shares of Class A common stock issued and outstanding held by seven stockholders of record, not including beneficial holders whose shares are held in names other than their own.

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

Recent Sales of Unregistered Securities

Other than previously disclosed in our quarterly reports on Form 10-Q or current reports on Form 8-K, during the period covered by this annual report, we have not issued any securities which were not registered under the Securities Act.

Use of Proceeds

Our public offering on best efforts basis closed on July 26, 2024 (the “July Offering”)

The following “Use of Proceeds” information relates to the registration statement on Form S-1 (File Number 333-280743) for the July Offering, which was declared effective by the SEC on July 15, 2024. We issued and sold an aggregate of 404,979 shares of Class A common stock, at a price of $3.68 per share for gross proceeds of $1.49 million before deducting offering related expenses. FT Global Capital, Inc. was the exclusive placement agent of such offering.

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

The net proceeds raised from the July Offering were approximately $1.1 million after offering expenses. As of the date of this annual report, we have used $200,000 from the proceeds raised from the July Offering as the cash consideration for the acquisition of TWEW. We intend to use the remaining proceeds raised from the July Offering in the manner disclosed in our registration statement on Form S-1 (File Number 333-280743).

Our public offering on best efforts basis closed on May 15, 2024 (the “May Offering”)

The following “Use of Proceeds” information relates to the registration statement on Form S-1, as amended (File Number 333-276300) for the May Offering, which was declared effective by the SEC on April 26, 2024 and a registration statement on Form S-1 (File No. 333-279388) filed on May 13, 2024, pursuant to Rule 462(b) of the Securities Act of 1933, as amended. We issued and sold an aggregate of 825,625 shares of Class A common stock, at a price of $9.92 per share for gross proceeds of $8.19 million before deducting offering related expenses. AC Sunshine Securities LLC was the exclusive placement agent of such offering.

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

The net proceeds raised from the May Offering were approximately $7.4 million after offering expenses. As of the date of this annual report, we have used approximately $7.2 million for working capital and other general corporate purposes in support of our current business. We intend to use the remaining proceeds from the May Offering in the manner disclosed in our registration statement on Form S-1, as amended (File Number 333-276300).

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

Business Overview and Recent Developing Trends

We are a provider of logistics and warehousing services, historically in connection with the sale of parallel-import vehicles sourced in the U.S. to be sold in the PRC market, and more recently for the transportation of other goods between the U.S. and the PRC. Parallel-import vehicles in the PRC refer to automobiles purchased directly from overseas markets and imported for sale outside of the brand manufacturers’ official distribution networks. This business contributed significantly to our revenue since our inception. Between 2016 and the first half of 2022, the Company experienced growth in sales volume and gross profit due to favorable market conditions. Since, beginning in the second half of 2023, the business was negatively affected by a decline in customer demand due to weakening macroeconomic conditions, price competition from luxury automakers in the PRC, and a shift in consumer preference toward domestic EVs. These market challenges led to a decline in parallel-import vehicle sales by 30.5% in 2023 and a reduction in net income by 87.5% compared to 2022. The decline accelerated in 2024, with vehicle sales decreasing from 303 units in 2023 to 14 units in 2024, resulting in a 95.7% drop in revenue from $38.3 million in 2023 to $1.6 million in 2024. In addition, the financial strain on the Company’s customers made it increasingly difficult to collect outstanding receivables. While the Company successfully recovered $4.0 million in 2024 and collected additional $2.5 million from the five aged accounts as of the date of the annual report, the remaining $1.6 million from two customers was determined to be uncollectible, as a result, the management recorded as a credit loss of $1.6 million for the year ended December 31, 2024.

As market conditions continued to deteriorate and sales activity in the parallel-import vehicle segment ceased, on March 3, 2025, our board of directors approved the discontinuation of our parallel-import vehicle business. In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, we determined that the parallel-import vehicle segment met the conditions for reporting as a discontinued operation. As a result, all financial results associated with this business have been reclassified as discontinued operations in the accompanying consolidated financial statements for all periods presented. For additional financial details regarding discontinued operations, refer to Note 5 – Discontinued Operations.

Logistics and Warehousing

In February 2024, we acquired Edward to expand our logistics and warehousing service operations. Beginning in the second quarter of 2024, we increased our marketing staff to pursue new business opportunities and focus on international trade flows between the PRC and the U.S.

In July 2024, we relocated our headquarters from Charlotte, NC, to Irvine, CA, which we believe will enable a stronger management focus on our logistics and warehousing business due to Irvine’s proximity to the important ports of Los Angeles and Long Beach.

In December 2024, we acquired TWEW, a California-based labor and logistics service provider which specializes in general labor support services and logistics coordination to further expand our logistics services.

As of the date of this annual report, we are actively integrating TWEW’s operations to strengthen our position in the logistics sector. Additionally, on December 19, 2024, we entered into a membership interest purchase agreement with Pingzheng Li, the then 100% owner of NexTrade, pursuant to which we purchased the 100% membership interests in NexTrade for the consideration of $1. The transaction closed on the same day. As of the date of this annual report, NexTrade is not engaged in any business operations.

Reverse Stock Split

On September 30, 2024, our stockholders approved our fourth amended and restated articles of incorporation, which authorizes a reverse stock split of the issued shares of our common stock, par value $0.0001 per share, at a ratio ranging from 1-for-10 to 1-for-30, as determined at the discretion of our board of directors. On October 7, 2024, our board of directors approved a reverse stock split of our common stock at a ratio of 1-for-16. On October 21, 2024, we effectuated a reverse stock split of our common stock at a ratio of 1-for-16. Following such reverse split, each 16 shares of our common stock outstanding were automatically combined into one new share of common stock. No fractional shares were issued in connection with the reverse split; any fractional shares resulting from the reverse split were rounded up to the nearest whole share. The par value per share of our common stock remained unchanged. Our Class A common stock started trading on a post-split basis on October 24, 2024, at which time the Class A common stock was assigned a new CUSIP number (16307X202).

Risks and Uncertainties

The Company is undergoing a business transformation of our business model. As a company located in the U.S. and doing business with the PRC, the Company’s business, financial condition, and results of operations may be influenced by political, economic, and legal environments in the U.S. and the PRC, as well as by the general state of the U.S. and the PRC economies. The Company’s results may be adversely affected by changes in the political, regulatory, and social conditions in the U.S. and the PRC.

Risks and uncertainties related to the Company’s business include, but are not limited to, the following:

●	The business shift from parallel-import vehicle sales to logistics and warehousing services may depend on factors from the business environment to operation management and market expansion;
●	The government policies on ocean freight business and tariff policy may reduce the market demand for the freight, logistics and warehousing business, and thus negatively affect our business and growth prospects;
●	Our logistics and warehousing business depend highly on the limited customers and third-party transportation and labor providers;
●	Any adverse change in political relations between the PRC and the U.S., including the ongoing trade conflicts between the U.S. and the PRC, may negatively affect its business; and
●	The competition of logistics and warehousing industry dependent on factors such as service quality, speed reliability, and pricing may limit our expanding non-vehicle logistics warehousing revenue, and our success in these areas will depend on our ability to develop and scale an effective salesforce to market these services to international trading companies in the U.S. and the PRC.

The Company’s business, financial condition, and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics, and other catastrophic incidents, which could significantly disrupt the Company’s operations.

Results of Operations

The following discussion analyzes our results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023. In 2024, as we fully exited our parallel-import vehicle business, all financial results related to this segment have been reclassified as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements — Discontinued Operations. For further details, please refer to Note 5 — Discontinued Operations. Logistics and warehousing services business now represents our sole operating segment reported under continuing operations. The following table provides a summary of our consolidated results of operations for the years ended December 31, 2024 and 2023, highlighting the financial impact of both continuing and discontinued operations:

	Years Ended December 31,		Change
	2024	2023	Amount
Revenue	$455,805	$—	$455,805
Cost of Revenue	277,293	—	277,293
Gross Profit	178,512	—	178,512
Total operation expenses	3,919,058	2,190,513	1,728,545
Total other income (expense)	292,530	(10,290)	302,820
(Loss) from continuing operations before tax provision	(3,448,016)	(2,200,803)	(1,247,213)
Income tax (benefits)	(215,822)	(488,918)	(273,096)
(Loss) from continuing operations	(3,232,194)	(1,711,885)	(1,520,309)
(Loss) income from discontinued operations, net of tax	(1,956,658)	1,845,755	(3,802,413)
Net (Loss) income	$(5,188,852)	$133,870	$(5,322,722)

Our total revenue from continuing operations was $455,805 in 2024, reflecting our transition into the logistics and warehousing business. Meanwhile, the parallel-import vehicle business was discontinued during the year ended December 31, 2024, and its financial results are presented separately as discontinued operations in accordance with ASC 205-20. For further details, please refer to Note 5 – Discontinued Operations.

We reported a $5.2 million net loss for the year ended December 31, 2024. The loss was primarily driven by the wind-down of the discontinued parallel-import vehicle operations, increased operating expenses associated with our transition to logistics and warehousing services, and tax provisions related to deferred tax adjustments.

Loss from continuing operations for the years ended December 31, 2024 and 2023 were $3.2 million and $1.7 million, respectively.

Loss from discontinued operations, net of tax, was approximately $2.0 million in 2024, compared to income of $1.8 million in 2023, reflecting the financial impact of ceasing the parallel-import vehicle business, including associated costs and adjustments.

Logistics and Warehousing Services

Revenues

In 2024, our logistics and warehousing revenue came from the two newly acquired businesses, Edward and TWEW, with revenue recognition beginning after their respective acquisition dates. The following table provides a breakdown of revenues from each entities:

	For the Years Ended December 31,				Change
	2024		2023		Amount	%

	USD	%	USD	%
Revenues
Revenues from Edward	$316,852	69.5%	$—	—	$316,852	N/A
Revenues from TWEW	138,953	30.5%	—	—	138,953	N/A
Total revenues	$455,805	100.0%	$—	—	$445,805	N/A

For the year ended December 31, 2024, we reported revenue of $455,805 from logistics and warehousing services segment, including $316,852, or 69.5% of our total revenue following the acquisition of Edward in February 2024, and $138,953, or 30.5 % of our total revenue, following the acquisition of TWEW in November 2024 (See also Note 8).

We will continue to focus on improving operational efficiencies and expanding our market presence of the two acquired businesses in the California area.

Operating Expenses

General and Administrative Expenses

	Years Ended December 31,		Change
	2024	2023	Amount	%
General and Administrative Expenses
Payroll and Benefits	$1,209,633	$692,729	$516,904	74.6%
Rental and Leases	545,441	268,801	276,640	102.9%
Travel and Entertainment	123,073	65,533	57,540	87.8%
Legal and Accounting Fees	796,921	764,375	32,546	4.3%
Recruiting Fees	150,190	10,367	139,823	1,348.7%
Bank charges and fees	8,659	50,844	(42,185)	(83.0)%
Insurance Expenses	318,636	155,787	162,849	104.5%
Depreciation and Amortization Expenses	80,328	—	80,328	N/A
Others	408,832	182,077	226,755	124.5%
Total General and Administrative Expenses	$3,641,713	$2,190,513	$1,451,200	66.3%

General and administrative expenses for our continuing operations increased by $1.4 million, or 66.3%, to $3.6 million for the year ended December 31, 2024 from $2.2 million for the year ended December 31, 2023, primarily due to (i) an increase of $0.5 million in personnel-related expenses which was attributed to the hiring of additional staff to support the newly launched logistics and warehousing segment, and labor services segment, (ii) an increase of $0.3 million in rental and leases following the acquisition of Edward with the addition of a new office workspace in California, (iii) an increase of $0.1 million in recruiting expenses associated with the development of new business lines, aligning with the Company’s strategic shift towards logistics and warehousing, (iv) an increase of $0.2 million in insurance expenses due to higher costs associated with directors and officers insurance, (v) an increase of $0.1 million in depreciation and amortization expenses, primarily due to the acquisition of new fixed assets and additional intangible assets, as detailed in Notes 6 & 8, and (vi) an increase of $0.2 million in other miscellaneous general and administration expenses during the year ended December 31, 2024.

Share-based compensation expenses

	Years Ended December 31,
	2024	2023	Amount	%
Share-based compensation expenses	$277,345	$—	$277,345	N/A

Share-based compensation expenses were $0.3 million and nil for the years ended December 31, 2024 and 2023, respectively.

On August 16, 2024, our board of directors approved the adoption of the Amended and Restated 2024 Stock Incentive Plan (the “Plan”). Subsequently, on September 30, 2024, our stockholders approved the Plan. The total number of shares granted by the compensation committee of our board of directors on September 30, 2024 were 150,000, including 118,750 shares of Class A common stock and 31,250 shares of Class B common stock. Share-based compensation expenses of $277,345 were recognized during the year ended December 31, 2024. See Note 11 for more details.

Other Income (Expenses), net

	Years Ended December 31,
	2024	2023	Amount	%
Interest income	$320,472	$9,938	$310,534	3,124.7%

Interest expenses:
Loan Interest expense	(29,462)	(31,197)	1,735	(5.6)%
Credit Card Interest	(694)	(4,713)	4,019	(85.3)%
Interest expense on Tax	(3)	—	(3)	N/A
Premium Finance Interest	(5,792)	(5,973)	181	(3.0)%
Total Interest expenses	(35,951)	(41,883)	5,932	(14.2)%

Other income	8,009	21,655	(13,646)	(63.0)%

Total other income(expense), net	$292,530	$(10,290)	$302,820	2,942.9%

Interest income from continuing operations was $320,472 for the year ended December 31, 2024, compared to $9,938 for the year ended December 31, 2023, representing an increase of $310,534, or 3,124.7%. The significant increase was primarily driven by interest earned on short-term loan receivables and certificates of deposit, funded by the net proceeds from our IPO, the May Offering, and the July Offering.

Interest expense incurred from our continuing operations was $35,951 for the year ended December 31,2024, decreased $5,932 or 14.2%, from $41,883 in 2023, mainly due to decreased credit card interest.

Income Tax (Benefits)

Our income tax benefits for continuing operations were $0.2 million for the year ended December 31, 2024, compared with income tax benefits of approximately $0.5 for the same period in 2023.

Net Loss

As a result of the above factors, we had a net loss of $3.2 million from our continuing operations for the year ended December 31, 2024, compared to net loss of $1.7 million for the same period of 2023.

Parallel- Import vehicle Business (Discontinued Operations)

As disclosed in Note 5 – Discontinued Operations, we fully exited our parallel-import vehicle business in 2024, and its financial results have been classified as discontinued operations in our accompanying consolidated financial statements. The following discussion provides an overview of the financial impact of discontinued operations and related expense items.

Financial Impact of Discontinued Operations

The following table summarizes the financial results of our discontinued operations for the years ended December 31, 2024 and 2023:

	Years Ended December 31,		Change
	2024	2023	Amount	%
Revenue
U.S. domestic market	$200,297	$8,160,395	$(7,960,098)	(97.5)%
Overseas market	1,430,951	30,155,579	(28,724,628)	(95.3)%
Total Revenue	$1,631,248	$38,315,974	$(36,684,726)	(95.7)%
Cost of Revenue
Cost of vehicle	$1,515,270	$32,183,676	$(30,668,406)	(95.3)%
Fulfilment expense	140,798	1,885,382	(1,744,584)	(92.5)%
Total Cost of Revenue	$1,656,068	$34,069,058	$(32,412,990)	(95.0)%

Gross (loss) profit	$(24,820)	$4,246,916	$(4,271,736)	(100.6)%

Revenue from discontinued operations was $1.6 million for the year ended December 31, 2024, compared to $38.3 million for the year ended December 31, 2023, representing a decrease of $36.7 million, or 95.7%. The significant decline was primarily due to the termination of parallel-import vehicle sales and the phase-out of operations. Revenue from the U.S. domestic market declined by 97.5% to $0.2 million, while revenue from the overseas market decreased by 95.3% to $1.4 million in 2024.

Cost of revenue decreased by $32.4 million, or 95.0%, to $1.7 million in 2024, compared to $34.1 million in 2023, primarily due to the substantial reduction in vehicle purchases and fulfillment expenses following the discontinuation of the business. The cost of vehicles decreased by $30.7 million, or 95.3%, while fulfillment expenses declined by $1.7 million, or 92.5%, in line with lower sales volumes.

As a result, we reported a gross loss of $24,820 for the year ended December 31, 2024, compared to a gross profit of $4.2 million in 2023, reflecting a decline of $4.3 million, or 100.6%. The decrease was primarily attributable to the cessation of the parallel-import vehicle business and the significant drop in revenue.

Selling, General, and Administrative Expenses for Discontinued Operations

The following table presents selling, general, and administrative (“SGA”) expenses for the discontinued operations:

	Years Ended December 31,
	2024	2023	Amount	%
SGA Expenses
Selling expenses	$117,819	$668,172	$(550,353)	(82.4)%
Allowance of credit loss of accounts receivables	1,589,546	—	1,589,546	N/A
Forfeited vehicle deposit expense	100,800	—	100,800	N/A
Credit Loss on vehicle sale tax receivable	34,885	—	34,885	N/A
Total SGA Expenses	$1,843,050	$668,172	$1,174,878	175.8%

Total SGA Expenses for the discontinued parallel-import vehicle business increased by approximately $1.2 million, or 175.8%, to $1.8 million in 2024, compared to $0.7 million in 2023. The increase was primarily driven by credit losses of $1.6 million for aged uncollectible accounts receivable, and $0.1 million of forfeited vehicle deposits and sales tax receivables, reflecting the financial impact of the business exit.

However, in the second half of 2024, certain customers were impacted by broader economic pressures, resulting in slower payment cycles and delays in remittances. These challenges were reflected in our financial performance, as we recorded a credit loss of $1.6 million on accounts receivable and a credit loss of $34,885 on vehicle-related sales tax receivables. Additionally, we recognized a forfeited vehicle deposit expense of $100,800, primarily due to supplier-related contract terminations following the cessation of vehicle purchases.

We remain focused on optimizing collections and has implemented a structured approach to manage outstanding receivables. Through ongoing efforts, we have recovered $2.5 million as of the date of this annual report. We continue to monitor and evaluate outstanding balances to maximize recoverability and ensure a disciplined financial transition from the vehicle import business. For further details on credit losses, refer to Note 5 – Discontinued Operations.

Interest Expenses

The table below presents interest expenses for the years ended December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Interest Expenses
Inventory Financing	$—	$112,769
LC Financing	23,123	925,426
Finance Deal charges	—	3,975
Line of Credit	65,665	155,245
Total interest expenses	$88,788	$1,197,415

Total interest expenses for the discontinued operations decreased significantly to $ 88,788 for the year ended December 31, 2024, compared to $1.2 million in 2023. This decrease was primarily due to the cessation of vehicle purchases and the associated financing activities. The absence of inventory financing and a substantial decrease in LC financing charges were the main causes of this decline.

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance working capital needs. We believe that we will be able to fund current operations and other commitments for at least the next 12 months from operating cash flow and proceeds from the capital infusion which were held in our cash and cash equivalents.

We may, however, require additional cash resources due to changes in business conditions or other future developments. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could result in additional dilution to stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to us, or at all.

As of December 31, 2024, we had current assets of $11.0 million, consisting of cash and cash equivalents of $1.7 million, $6.1 million in loan receivables, $0.4 million of other receivables, $0.3 million in prepaid expenses other current assets from continuing operations, as well as $2.5 million in current assets from discontinued operations, primarily accounts receivable, which had been fully collected as of the date of this report. As of December 31, 2024, our current liabilities, all of which related to continuing operations, totaled approximately $0.9 million, consisting of $0.4 million of operating lease liabilities, $0.2 million of other payables, and $0.2 million of loan payable, including the current portion of long-term borrowings.

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023, with continuing operations and discontinued operations presented separately:

	Years ended December 31,
	2024	2023
Net cash provided by operating activities	$242,220	$5,610,225
Cash outflows from operations-continuing operations	(3,455,918)	(1,646,921)
Cash inflows from operations-discontinued operations	3,698,138	7,257,146
Net cash used in investing activities	(6,130,932)	(672,500)
Cash outflows from operations-continuing operations	(6,130,932)	(672,500)
Net cash provided by (used in) financing activities	7,106,676	(4,563,108)
Cash inflows from operations-continuing operations	8,799,952	5,055,336
Cash outflows from operations-discontinued operations	(1,693,276)	(9,618,444)
Net increase in cash	$1,217,964	$374,617

Operating Activities

Net cash used in operating activities from continuing operations was $3.5 million for the year ended December 31, 2024. The negative cash flow was primarily due to (i) a net loss of $3.2 million during the year ended December 31, 2024; (ii) an increase of $0.3 million in deferred income tax benefits; and (iii) an increase of $0.3 million in other receivables and a decrease of $0.2 million in operating lease liabilities, partially offset by (iv) an increase of $0.3 million in amortization of operating lease right-of-use assets, and $0.3 million in share-based compensation expenses, respectively.

Net cash used in operating activities from continuing operations was $1.6 million for the year ended December 31, 2023. This was primarily attributable to (i)a net loss of $1.7 million; (ii) an increase in amortization of operating lease right-of-use assets of $0.1 million; offset by (iii) a decrease in operating lease liabilities of $0.2 million.

Net cash provided by operating activities from discontinued operations was $3.7 million in 2024. The decline was primarily attributable to (i) a decrease of $1.5 million in inventory; (ii)a decrease of $3.9 million in accounts receivable; offset by $1.7 million decrease in loans payable.

Net cash provided by operating activities from discontinued operations was $7.2 million for the year ended December 31, 2023. This was primarily attributable to (i) a net income of $1.8 million; (ii) a collection of $0.6 million in accounts receivable, a $4.5 million decrease in inventory, $0.5 million decrease in other receivables, and other less significant factors.

Investing Activities

Net cash used in investing activities from continuing operations was approximately $6.1 million for the year ended December 31, 2024, including (i) approximately $0.3 million in cash paid for the Edward and TWEW acquisitions, net of cash acquired, (ii) purchase of fixed assets of $0.4 million, (iii) $6.3 million in short-term loans lent to third parties, and offset by (iv) $0.9 million proceeds of repayment from short-term loans lent to third parties. For the year ended December 31, 2023, net cash used in investing activities was $0.7 million in short-term loans lent to third parties.

There were no investing activities related to discontinued operations for the years ended December 31, 2024 and 2023.

Financing Activities

Net cash provided by financing activities from continuing operations was $8.8 million for the year ended December 31, 2024, which consisted of (i) net proceeds from July Offering of approximately $1.1 million, (ii) net proceeds from the May Offering of approximately $7.3 million, (iii) proceeds of $0.6 million from the issuance of shares of common stock in private placements; partially offset by (iv) net repayments of premium finance of approximately $0.3 million.

Net cash provided by financing activities from continuing operation of $5.0 million for the year ended December 31, 2023, consisted of (i) proceeds from initial public offering of approximately $3.7 million; (ii) a reduction in subscriptions receivable of $1.2 million; (iii) proceeds from premium finance of $0.2 million and other less significant factors.

Net cash used in financing activities from discontinued operations was $1.7 million for the year ended December 31, 2024, primarily reflecting (i) net repayments of LC financing of $1.0 million; and (ii) net repayments of revolving lines of credit of $0.7 million;

Net cash used in financing activities from discontinued operations was $9.6 million for the year ended December 31, 2023, consisted of (i) net repayments of LC financing of $6.1 million; (ii) repayments of inventory financing of $4.2 million; (iii) repayments of dealers financing of $0.4 million; and partially offset by (iv) net proceeds from revolving lines of credit of $0.7 million.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 2, “Summary of Significant Accounting Policies” of the Notes to in Part II, Item 8 of the 2024 Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements.

Revenues

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

We generated revenues from the parallel-import vehicle dealership and logistics and warehousing services. Revenue from the parallel-import vehicle dealership business is generated from the sales of parallel-import vehicles to both domestic and overseas parallel-import car dealers. We purchase automobiles from the U.S. market through our team of professional purchasing agents, and mainly resells them to parallel-import car dealers in the U.S. and the PRC. In accordance with ASC 606, the Company recognizes revenue at the point in time when the performance obligation has been satisfied and control of the vehicles has been transferred to the dealers. For sales to U.S. domestic parallel-import car dealers, revenue is recognized when a vehicle is delivered, and its title has been transferred to the dealers. For overseas sales, the Company sells vehicles under Cost and Freight (“CFR”) shipping point terms, and revenue is recognized when a vehicle is loaded on a cargo ship and its title has been transferred to the dealers. The Company accounts for the revenue generated from sales of vehicles on a gross basis as the Company is acting as a principal in these transactions, is subject to inventory risk, has latitude in establishing prices, and is responsible for fulfilling the promise to provide customers the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. All of the Company’s contracts have one single performance obligation as the promise is to transfer the individual vehicle to parallel-import vehicle dealers, and there is no separately identifiable other promise in the contracts. The Company’s vehicles are sold with no right of return and the Company does not provide other credits or sales incentives to parallel-import car dealers. Historically, no customer returns have occurred. Therefore, the Company did not provide any sales return allowances for the years ended December 31, 2024 and 2023.

In 2024, the Company generated revenue from freight forwarding services provided by Edward and general labor and logistics provided by TWEW to corporate and retail clients, including transportation, cargo warehousing, freight forwarding, labor service, and cargo loading and unloading. Revenue for freight forwarding services, both export and import, is recognized when the services are provided. The Company’s role as the principal in these services involves managing the process up to the point where control is transferred based on contractual terms, allowing revenue recognition on a gross basis throughout the transit period. For warehousing services, revenue is primarily derived from storage fees, which are recognized based on the actual number of days the goods are stored in the warehouse while awaiting further transportation. Across all operations, the Company maintains a principal position, controlling the goods and services, bearing inventory and pricing risks, and fulfilling performance obligations directly. Each contract is typically structured with a single performance obligation without allowances for returns or sales incentives. There were no provisions for sales return allowances based on historical experiences of no returns.

Revenue from general labor and logistics services, provided through TWEW, is recognized upon services rendered, based on verified labor hours or project milestones outlined in client agreements, with billing tied to predefined service rates (e.g., per-hour fees or fixed-scope pricing). The Company recognizes revenue on a gross basis as the principal service provider, reflecting its contractual obligation to deliver labor solutions to clients, despite outsourcing workforce operations to third parties. Contracts generally consist of a single performance obligation (supplying labor resources), with revenue measured at the transaction price agreed upon in service agreements. No provisions for returns or sales incentives are included, as historical experience indicates no material rights of return or refunds.

Cost of Revenue

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

Logistics and Warehousing Segment

Cost of logistics and warehousing service revenue mainly includes the cost of freight and fulfillment expenses for freight forwarding services, while cost of labor services comprises payments to third parties for outsourced workforce provisioning, including bundled recruitment, training, and payroll processing. Cost recognition aligns with service delivery progress, validated through subcontractor utilization reports and client acceptance documentation.

Selling, General and Administration Expenses

Selling expenses was related to the discontinued parallel-import vehicles business and include salaries and benefits for the Company’s sales personnel, and ocean freight expenses, which are associated with shipping and delivery of vehicles to automobile dealers, are expensed as incurred. Total selling expenses for the discontinued parallel-import vehicle business were $117,819 and $668,172 for years ended December 31, 2024 and 2023, respectively.

The Company’s general and administrative expenses primarily include employee salaries and benefits, depreciation, office lease expenses, travelling and entertainment expenses, legal and consulting fees, insurance and other miscellaneous administrative expenses. For the years ended December 31, 2024 and 2023, general and administration expenses for the continuing expenses of $3,641,713 and $2,190,513, respectively, were attributable to continuing operations, with no allocation to discontinued operations.

Share-based compensation

The Company has adopted the Plan for the purpose of providing incentives and rewards to eligible participants who contribute to the success of the Company’s operations. Shareholders, directors, and employees of the Company receive remuneration in the form of share-

based awards including option, restricted stock, restricted stock unit, dividend equivalent, or other awards that are permitted under the Plan, whereby the recipients render services as consideration for such share-based compensation.

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

The Company assesses deferred tax assets to determine whether they are realizable. As of December 31, 2024, the Company recorded a full valuation allowance against deferred tax assets, as it has generated a three-year cumulative pretax book loss and is forecasting a loss for 2025. Based on this evidence, realization of deferred tax assets is not considered more-likely-than-not at this time.

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records interest and penalties related to an uncertain tax position, is and when required, as part of income tax expenses in the consolidated statements of operations. The Company does not believe that there were any uncertain tax positions as of December 31, 2024 and 2023.

The Company and its U.S. operating subsidiaries are subject to the U.S. tax laws. The Company elected to file income taxes as a corporation instead of an LLC for the tax years ended December 31, 2020 through December 31, 2021. As of December 31, 2024, the Company’s consolidated income tax returns for the tax years ended December 31, 2020 through December 31, 2023 remained open for statutory examination by U.S. tax authorities.

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

Segment reporting

The Company uses the management approach in determining reportable operating segments. The management approach considers the internal reporting used by the Company’s chief operating decision maker for making operating decisions about the allocation of resources of the segment and the assessment of its performance in determining the Company’s reportable operating segments. As of December 31, 2023, the Company operated as a single reportable segment, focused solely on the parallel-import vehicle business. In 2024, the Company expanded its operations and reported two operating segments: the parallel-import vehicle business and logistics and warehousing services. However, following the discontinuation of the parallel-import vehicles business, as of December 31, 2024, the Company transitioned back to a single reportable segment, now focused exclusively on logistics and warehousing services.

Accounts receivable, net

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the original amount less an allowance of credit loss, in accordance with the Current Expected Credit Loss (“CECL”) model under ASC 326. The Company estimates expected credit losses based on a combination of historical loss experience, customer creditworthiness, current economic conditions, and reasonable and supportable forward-looking information. The allowance for credit losses is updated at each reporting period to reflect changes in credit risk. The allowance for credit losses is recorded against accounts receivable balances, with a corresponding charge to the consolidated statements of operations. Delinquent account balances are written off against the allowance when management determines that collection is remote. If previously written-off receivables are subsequently recovered, the Company records a reversal of the allowance for credit losses.

As of December 31, 2024, all accounts receivable related to the discontinued parallel-import vehicle business, including the associated allowance for credit losses, have been reclassified to “Current Assets of Discontinued Operations” in the consolidated balance sheets. Accordingly, the remaining accounts receivable presented in continuing operations are solely related to the Company’s logistics and warehousing business. As of December 31, 2024 and 2023, there no allowance for credit losses on accounts receivable from continuing operations were recorded. (See Note 5 – Discontinued Operations for further details.)

Loan receivable

The Company’s loans receivable, which consist of loans to third parties, are recognized at the point of loan disbursement, initially measured at fair value, primarily reflecting the disbursed amount and associated transaction costs. Both secured and unsecured lending are encompassed in these receivables, with terms including varying interest rates and maturity dates. Subsequently, these receivables are measured at amortized cost using the effective interest method, which ensures the accurate recognition of interest income over the loan period. The interest rates for these loans may be subject to change based on the terms of loan agreements. Periodic reviews of the loan portfolio are conducted to assess for impairment, utilizing the expected credit loss model. This approach considers historical credit loss experience, current conditions, and reasonable forecasts in estimating potential credit losses. As of the end of the reporting periods, no impairment allowance was recorded for the loan receivables.

Inventory

Inventory primarily consists of new vehicles held for sale and are stated at the lower of cost or net realizable value using the specific identification method, which includes the cost of vehicles purchased from U.S. automobile dealers, non-refundable sales tax, and dealership service fees. The Company reviews its inventory periodically if any reserves are necessary for potential impairment. The Company depleted its inventory on vehicles by the first quarter of 2024.

The Company does not hold any inventory related to its continuing logistics and warehousing business.

As a result of the Company’s decision to discontinue the parallel-import vehicles business, the entire inventory balance of $1,515,270 as of December 31, 2023, was reclassified to “Current Assets of Discontinued Operations” in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations.

Intangible assets, net

The Company recorded intangible assets with the acquisitions of Edward and TWEW during the year ended December 31, 2024. Intangible assets consist of developed technology, customer relationships, and trade names, which are amortized on a straight-line basis or over their respective useful lives using patterns that reflect the economic benefits the assets are expected to realize. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

The Company did not recognize any impairment to intangible assets for the year ended December 31, 2024.

Fair value of financial instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of input used to measure fair value are as follows:

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, loans receivable, loans payable, and other payables and other current liabilities, approximated the fair value of the respective assets and liabilities as of December 31, 2024 and 2023 based upon the short-term nature of the assets and liabilities.

The Company applied level 3 to obtain the fair value of intangible assets and goodwill. See NOTE 8 — Intangible Asset and Goodwill.

The Company believes that the carrying amount of long-term loans approximated fair value as of December 31, 2024 and 2023 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The ROU asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All ROU assets are reviewed for impairment annually. There was no impairment for ROU lease assets as of December 31, 2024 and 2023.

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

For the years ended December 31, 2024 and 2023, the Company did not record any impairment.

Recent accounting pronouncements

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requires disclosures about significant segment expenses and additional interim disclosure requirements. This standard also requires a single reportable segment to provide all disclosures required by Accounting Standards Codification Topic 280. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively for all prior periods presented in the consolidated financial statements. We intend to adopt this standard in our Annual Report on Form 10-K for the year ending December 31, 2025. We are currently evaluating the potential impact of adopting this standard on our disclosures.

Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. We intend to adopt this standard in our Annual Report on Form 10-K for the year ending December 31, 2025. We are currently evaluating the potential impact of adopting this standard on our disclosures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller report company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data.

Please see the financial statements beginning on page F-1 following the signature pages in this Annual Report on Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of December 31, 2024, pursuant to Exchange Act Rule 13a-15(b). We concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed under the supervision of our principal executive and principal financial officers and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with GAAP.

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2024 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

●	Inadequate segregation of duties consistent with control objectives in newly acquired Edward and TWEW;
●	Lack of formal policies and procedures on the newly acquired TWEW; and
●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner.

Management believes that the material weaknesses that were identified did not have an effect on our financial results. However, management believes that these weaknesses, if not properly remediated, could result in a material misstatement in our financial statements in future periods.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management’s Plan to Remediate the Material Weaknesses

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	Cooperate with operation teams to ensure control environment in place in the newly acquired Edward and TWEW;
●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and
●	Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

We are committed to maintaining a strong internal control environment and believe that these remediation efforts will deliver improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that exempt smaller reporting companies from this requirement.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred since our third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Name	Age	Director Since	Independent	Occupation
Huan Liu	43	2016	No	Chief Executive Officer, Director, and Chairman of the Board of Directors of the Company
Xianggeng Huang	60	2023	No	Director of Fuzhou Yisheng Mechanical and Electrical Equipment Co., Ltd
Xiangan Ruan	48	2024	Yes	Senior Partner of AllBright Law Offices (Shenzhen)
Huiping (Catherine) Chen	49	2023	Yes	Investment Director of Xiamen Chenshen Investment Co., Ltd.
Huibo Deng	42	2024	Yes	Visiting Professor at the Institute of Teaching and Curriculum of Chinese Academy of Management Sciences

Mr. Huan Liu has served as our Chief Executive Officer and our Chairman of the Board of Directors since August 2016, and he has extensive experience in real estate, private equity, and car imports and exports. As the founder and CEO of Cheetah Net, Mr. Huan Liu has been responsible for the management of day-to-day operations and high-level strategizing and business planning, as well as implementing proposed plans and evaluating the success of our Company in achieving its objectives. From 2014 to 2015, Mr. Huan Liu served as the chief executive officer at Beijing Xinyongjia Technology Co., where he was responsible for identifying opportunities for expansion and analyzing operations to identify areas in need of reorganization. From 2012 to 2013, Mr. Huan Liu served as the senior investment manager at Beijing Wanze Investment Management Co. Ltd. and was responsible for developing and implementing risk-based asset allocation models and performance analytics. Mr. Huan Liu received his master’s degree in Finance from the International Business School at Brandeis University in 2012, and his bachelor’s degree in Finance and Law from Harbin Engineer University in 2005.

Mr. Xianggeng Huang has served as our director since July 2023. From 2003 to 2022, Mr. Huang served as the chairman of the board of directors of Fuzhou Yisheng Mechanical and Electrical Equipment Co., Ltd., where he was responsible for running the board of directors, consulting the executives on issues, challenges, and opportunities facing the company, and high-level strategizing and business planning. From 1999 to 2002, Mr. Huang served as a general manager of the Fujian branch of Kone Elevator Co., Ltd., a Finish elevator manufacturer. From 1997 to 1999, he served as a major project manager at Otis Elevator China Co., Ltd. Mr. Huang received his bachelor’s degree in Automated Machinery from Nanjing University of Science and Technology in 1984.

Mr. Xiangan Ruan has served as our independent director since December 2024. Since January 2005, Mr. Ruan has served as a senior partner at AllBright Law Offices (Shenzhen), where he oversees client relationships, provides strategic legal advice, and manages cases. Mr. Ruan received his bachelor’s degree in Law from Sun Yat-sen University in July 2004 and his EMBA from Peking University in July 2021. The Company believes Mr. Ruan is well-qualified to serve as the Company’s director due to his expertise in business law.

Ms. Huiping (Catherine) Chen has served as our independent director since July 2023, and she has extensive experience in sales and marketing. Since January 2015, Ms. Chen has served as an investment director at Xiamen Chenshen Investment Co., Ltd., and has been responsible for the development and execution of financial investment strategies. From May 2009 to December 2015, she served as a marketing manager at Xiamen Jieou Automotive Electronics Co., Ltd., where she was responsible for brand promotion. From December 2005 to February 2009, Ms. Chen served as a marketing specialist at Dell (China) Co., Ltd., and was responsible for branding campaign planning. Ms. Chen received her associate degree in English from Xiamen City University in 2004.

Mr. Huibo Deng has served as our independent director since July 2024. Mr. Deng possesses a robust financial background that encompasses both academic achievements and hands-on experience in the financial industry. With a Bachelor of Science in Finance from Dongbei University of Finance and Economics, followed by a Master's degree in Statistics from Dalarna University and a Ph.D. in Finance from Renmin University of China, he has undergone rigorous training in financial theory, analysis, and management. Mr. Deng has been serving as a Visiting Professor at the Institute of Teaching and Curriculum, Chinese Academy of Management Sciences

since September 2021, committed to fostering the next generation of financial leaders. In this role, Mr. Deng delivers insightful courses and lectures, sharing invaluable professional knowledge and experience with students. From January 2023 to July 2023, as the Vice President of Shenzhen Dexun Securities Consulting Co., Ltd., he provided strategic counsel and advisory services to clients navigating the complexities of the financial markets. From June 2017 to November 2018, Mr. Deng served as the General Manager of the Strategic Development Department at China Travel Group Zhonglv Bank Headquarters. In this capacity, Mr. Deng spearheaded efforts to cultivate strategic partnerships, identify new business opportunities, and drive market expansion initiatives.

Executive Officers

The table and biographies below identify our executive officers, the term they have served with us, and their business experience:

Name	Age	Office and Position
Huan Liu	43	Chief Executive Officer, Director, and Chairman of the Board of Directors of the Company
Cindy Tang	58	Chief Financial Officer of the Company

Mr. Huan Liu, the Chairman of the Board, is the Chief Executive Officer of the Company. His biographical information is set forth above under “—Board of Directors.”

Ms. Cindy Tang has served as the Company’s Chief Financial Officer since February 2025 and Director of Finance since May 2024. From July 2023 to May 2024, Ms. Tang served as the Interim Chief Financial Officer of Elong Power Holdings Limited, a manufacturer of battery products. From August 2010 to May 2023, Ms. Tang served as the Finance Director of China XD Plastics Co., Ltd., a specialty chemical company engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications. Ms. Tang received her bachelor's degree in English Language and Literature from Sichuan University in 1988, her bachelor’s degree in Foreign Affairs from Foreign Affairs College in 1990, and her MBA in Accounting from Seton Hall University in 2003.

Section 16(a) Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and those who beneficially own more than 10% of shares of our Class A Common Stock to file initial reports of ownership and reports of changes in ownership of our Class A Common Stock with the SEC. You can view these reports on the SEC’s website at www.sec.gov.

During the year ended December 31, 2024, all of our officers, directors, and greater than 10% beneficial owners timely complied with the filing requirements of Section 16(a) of the Exchange Act, except for Zhang Juguang, Tang Xiaolin, Chen Huoyuan.

Code of Ethics

We have a Code of Ethics that applies to all our directors, executive officers, including our principal executive officer, principal financial officer, and principal accounting officer or controller, and employees. The Code of Ethics is publicly available in the Corporate Governance section of the Investor Relations tab on the Company’s website at https://cheetah-net.com. We intend to post any amendments to or waivers from the Code of Ethics that apply to our principal executive officer, principal financial officer, and principal accounting officer, or persons performing similar functions, on our website.

Corporate Governance

There have been no material changes to the procedures by which our stockholders may recommend nominees to our board of directors.

Board Committees

The board of directors has created three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The board of directors has adopted a formal, written charter for each of the committees under which each committee operates. The charters can be found in the Corporate Governance section of the Investor Relations tab on the Company’s website at https://cheetah-net.com. As a matter of routine corporate governance, each committee reviews its charter and practices on an annual basis to determine whether its charter and practices are consistent with the listing standards of Nasdaq.

Committee Composition

Director	Audit	Compensation	Nominating and Corporate Governance
Xiangan Ruan	X	X	C
Huibo Deng	C	X	X
Huiping (Catherine) Chen	X	C	X

C = Committee chairperson; X = Committee member

Audit Committee

The Audit Committee of the board of directors (the “Audit Committee”) is composed of three independent directors: Huibo Deng, who is the chairperson, Xiangan Ruan, and Huiping (Catherine) Chen. Each member of the Audit Committee is an independent director as defined by rules of the SEC and Nasdaq. In addition, the board of directors has determined that Huibo Deng is an audit committee financial expert as defined by SEC rules.

The Audit Committee has the sole power and authority to select and engage independent auditors for the Company. The Audit Committee reviews with the auditors and with the Company’s management all matters relating to the annual audit of the Company.

Compensation Committee

The Compensation Committee of the board of directors (the “Compensation Committee”) is composed of three independent directors: Huiping (Catherine) Chen, who is the chairperson, Xiangan Ruan, and Huibo Deng.

The Compensation Committee has the power and authority to review and approve the remuneration arrangements for the Company’s executive officers and certain employees. The Compensation Committee also interprets and administers our employee benefit plans, including by selecting participants and approving awards under those plans. The Compensation Committee has the power and authority to form, and delegate authority to, subcommittees.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of the board of directors (the “Nominating and Corporate Governance Committee”) is composed of three independent directors: Xiangan Ruan, who is the chairperson, Huibo Deng, and Huiping (Catherine) Chen. Each member of the Nominating and Corporate Governance Committee is an independent director as defined by the rules of the SEC and Nasdaq.

The Nominating and Corporate Governance Committee is responsible for identifying, screening, and recommending candidates for membership on the board of directors. Each year, prior to the annual meeting of stockholders, the Nominating and Corporate Governance Committee recommends nominees to serve as our directors for the following year.

Insider Trading Policy

Our board of directors adopted an Insider Trading Policy, which prohibits, among other things, our directors, officers, and employees from engaging in any hedging or monetization transactions with respect to the Company’s securities. In addition, our Insider Trading Policy prohibits our directors, officers, and employees from engaging in certain short-term or speculative transactions in the Company’s securities, such as short-term trading, short sales, and publicly traded options, which could create heightened legal risk and/or the appearance of improper or inappropriate conduct by our directors, officers, and employees.

Item 11. Executive Compensation.

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2024 and 2023.

				Stock	Option	All other
		Salary	Bonus	awards	awards	compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)
Huan Liu, Chief Executive Officer	2024	$72,000	—	261,666	—	—	$333,666
	2023	$72,000	—	—	—	—	$72,000
Robert Cook, Chief Financial Officer(1)	2024	$113,462	72,355	—	—	—	$185,817
	2023	$141,675	—	—	—	—	$141,675
Walter Folker, Vice President of Procurement(2)	2024	$40,647	—	3,176	—	—	$43,823
	2023	$60,000	45,000	—	—	—	$105,000

(1)Mr. Robert Cook resigned from his position as CFO on August 30, 2024.

(2)Mr. Walter Folker resigned from his position as Vice President of Procurement on October 31, 2024.

Agreements with Named Executive Officers

We have entered into an employment agreement with Huan Liu, our Chief Executive Officer, Robert Cook, our former Chief Financial Officer, and Walter Folker, our former Vice President of Procurement. A summary of the terms of each of these employment agreements is set forth below. Currently, the annual compensation of each of our executive officers is fixed by our Compensation Committee. The named executive officers are also entitled to participate in our benefit plans, which such benefits are generally available to all full-time employees.

On March 1, 2022, we entered into an employment agreement with Huan Liu. Pursuant to his employment agreement, effective March 1, 2022, Mr. Huan Liu started serving as the Chief Executive Officer of our Company for an employment term of three years, responsible for overseeing the operations of all divisions in our Company. As consideration for his services, Mr. Huan Liu is entitled to a base salary of $72,000 and equity rewards depending on the annual performance of our Company. The agreement will automatically renew unless terminated by either party. The agreement may be terminated upon mutual written consent of Mr. Huan Liu and our Company. At any time after 12 months from the effective date of the agreement, Mr. Huan Liu may terminate the agreement (a) upon 30 days’ prior written notice to our Company or (b) immediately if Mr. Huan Liu is subject to materially diminished duties or responsibilities. We may terminate the agreement (i) without prior notice and without further obligation for reasons of just cause, such as fraud, theft, conviction of a felony, improper or dishonest action, or significant acts of misconduct, on the part of Mr. Huan Liu or any of his agents providing services to our Company, and (ii) without just cause upon 30 days’ written notice to Mr. Huan Liu.

On October 26, 2022, we entered into an employment agreement with Robert Cook. Pursuant to his employment agreement, Mr. Cook served as the Chief Financial Officer of our Company between October 26, 2022 and August 30, 2024, responsible for the Company’s overall financial management, tax compliance, and accounting related matters. As consideration for his services, Mr. Cook was entitled to a base salary of $150,000 per year, plus additional bonuses earned in accordance with our Company’s practices. In connection with Mr. Cook’s resignation, on August 27, 2024, with approval of the board of directors, the Company entered into a Letter Agreement and General Release with Mr. Cook, which sets forth the terms of his separation from service with the Company (the “Cook Resignation Agreement”). Pursuant to the terms of the Cook Resignation Agreement, Mr. Cook resigned as an officer and employee of the Company effective on August 30, 2024. Mr. Cook also agreed to abide by certain confidentiality, non-disparagement, and other obligations set forth in the Cook Resignation Agreement, and to release any and all claims against the Company and its affiliates and related parties that in any way relate to his employment and association with the Company. Mr. Cook was entitled to the following in exchange for his covenants and releases under the terms of the Cook Resignation Agreement: (a) a lump sum payment of $5,769.24, paid on September

6, 2024, in respect of Mr. Cook’s due but unpaid salary as at the time of his resignation; (b) an annual bonus of $42,354.86, paid on August 30, 2024, calculated based on the terms of Mr. Cook’s employment agreement with the Company; and (c) a stock incentive payment of $30,000, settled in cash, calculated based on the terms of Mr. Cook’s employment agreement with the Company.

On March 1, 2022, we entered into an employment agreement with Walter Folker. Pursuant to his employment agreement Mr. Folker served as the Vice President of Procurement of our Company between March 1, 2022 and October 31, 2024, responsible for developing organizational procurement strategies and plans as well as coordinating and overseeing our Company’s procurement. Pursuant to the agreement, Mr. Folker was entitled to an annual base salary of $52,000 plus any commissions or bonuses earned in accordance with our Company’s practices. Starting from the second calendar year of his employment, the annual base salary increased to $60,000. In connection with Mr. Folker’s resignation, on October 30, 2024, with approval of the board of directors, the Company entered into a Letter Agreement and General Release with Mr. Folker, which sets forth the terms of his separation from service with the Company (the “Folker Resignation Agreement”). Pursuant to the terms of the Folker Resignation Agreement, Mr. Folker resigned as an officer and employee of the Company effective on October 31, 2024. Mr. Folker also agreed to abide by certain confidentiality, non-disparagement, and other obligations set forth in the Folker Resignation Agreement, and to release any and all claims against the Company and its affiliates and related parties that in any way relate to his employment and association with the Company. Mr. Folker received his base salary under an employment agreement he had with the Company dated March 1, 2022, until October 31, 2024. After his resignation, Mr. Folker will be available to provide consulting services to the Company on a part-time basis at the Company’s request. Therefore, the Compensation Committee of the board of directors, in accordance with the Plan and a Restricted Stock Unit Award Agreement dated September 30, 2024 between the Company and Mr. Folker, confirmed that Mr. Folker remained eligible for the restricted stock units granted to him on September 30, 2024.

Outstanding Equity Awards at 2024 Year End

The following table provides information as of December 31, 2024 about our equity awards to our directors and officers:

Equity incentive
								Equity incentive	plan awards:
			Equity incentive					plan awards:	market or
			plan awards:					number of	payout value of
			number of			Number of	Market value of	unearned shares,	unearned shares,
	Number of	Number of	securities underlying			shares or units of	shares or units of	units or other	units or other
	securities underlying	securities underlying	unexercised	Option exercise	Option expiration	stock that have	stock that have	rights that have	rights that have
Name	unexercised options	unexercised options	unearned options	price ($)	date	not vested	not vested ($)	not vested	not vested
Huan Liu	—	—	—	—	—	—	—	—	—

Xianggeng Huang	—	—	—	—	—	18,750	63,563	—	—

Retirement Plans

The Company maintains a tax-qualified defined contribution plan that meets the requirements of Section 401(k) of the Internal Revenue Code (the “Code”), commonly called a 401(k) plan, for substantially all of its employees. The 401(k) plan is made available on the same basis to all employees, including the named executive officers. Each participant in the 401(k) plan is able to elect to defer from 0% to 100% of compensation, subject to limitations under the Code and Employee Retirement Income Security Act.

Clawback

We have adopted a Compensation Recovery Policy effective as of November 20, 2023 that complies with the Nasdaq’s new clawback rules promulgated under the SEC’s Rule 10D-1. Under this policy, the Compensation Committee must determine and recover the excess compensation related to all incentive-based compensation that was paid to our executive officers based on financial statements that were subsequently restated. The policy provides that if the Compensation Committee determines that there has been a material restatement of publicly issued financial results from those previously issued to the public, the Compensation Committee will review all incentive-based compensation made to executive officers during the three-year period prior to the restatement. If such payments would have been lower had they been calculated based on such restated results, our Compensation Committee will recoup the payments in excess of the amount that would have been received had it been determined based on the restated amounts.

Additionally, the Sarbanes-Oxley Act of 2002 subjects incentive-based compensation and stock sale profits of our CEO and CFO to forfeiture in the event of an accounting restatement resulting from any non-compliance, as a result of their misconduct, with any financial reporting requirement under securities laws.

Director Compensation

The table below shows the compensation paid to our non-employee directors during 2024.

		Fees				Nonqualified
		Earned			Non-Equity	Deferred
		or Paid	Stock	Option	Incentive Plan	Compensation	All other
Name	Year	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Huibo Deng	2024	$10,000	—	—	—	—	—	$10,000

Xiangan Ruan	2024	$1,539	—	—	—	—	—	$1,539

Huiping (Catherine) Chen	2024	$20,000	—	—	—	—	—	$20,000

Xianggeng Huang	2024	$50,000	—	—	—	—	—	$50,000

Adam Eilenberg(1)	2024	$18,461	—	—	—	—	—	$18,461

Vladimir Gavrilovic(2)	2024	$11,667	—	—	—	—	—	$11,667

(1)Mr. Adam Eilenberg resigned from his position as Independent Director on December 2, 2024.

(2)Mr. Vladimir Gavrilovic resigned from his position as Independent Director on July 2, 2024.

Timing of Grants of Certain Equity Awards

We do not have any formal policies regarding the timing of awards of options in relation to the disclosure of material nonpublic information. During the year ended December 31, 2024, none of our named executive officers were awarded options with an effective grant date during any period beginning four business days before the filing or furnishing of a Form 10-Q, Form 10-K, or Form 8-K that disclosed material nonpublic information and ending one business day after the filing or furnishing of such reports. If we grant additional options in the future, it is anticipated that the board of directors and Compensation Committee will take material nonpublic information into account when determining the timing and terms of such an award, with the goal being to not grant such awards close in time to the release of any material nonpublic information. We have never timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Compensation Committee Interlocks and Insider Participation

The Company is not required to provide the disclosure required for Compensation Committee Interlocks and Insider Participation under Item 407(e)(4) of Regulation S-K, since it qualifies as a smaller reporting company.

Compensation Committee Report

The Company is not required to provide the disclosure required for Compensation Committee Report under Item 407(e)(5) of Regulation S-K, since it qualifies as a smaller reporting company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans as of December 31, 2024.

Equity Compensation Plan Information

On July 2, 2024, our stockholders approved the Company’s 2024 Stock Incentive Plan, which was later amended and restated (the “Amended Plan”) on September 30, 2024. Under the Amended Plan, our Compensation Committee may grant options, restricted stock, and restricted stock units to our employees, consultants, and directors. The maximum number of shares available for issuance under the Amended Plan was 156,250 shares of Class A common stock and 31,250 shares of Class B common stock, with a limit of 18,750 shares of Class A common stock available for Incentive Stock Options. Additionally, beginning on the first trading day of January 2025, the number of shares available under the plan will automatically increase each year by 10% of the total outstanding shares as of the last trading day of the prior calendar year, unless the Board determines a lower amount before the increase takes effect.

The following table reflects the shares available for issuance under our Amended Plan as of the end of the most recently completed fiscal year:

	Number of	Number of
	shares of	shares of
	Class A	Class B
	common	common	Number of	Number of
	stock to be	stock to be	shares of	shares of
	issued upon	issued upon	Class A common	Class B common
	vesting of	vesting of	stock remaining	stock remaining
	outstanding	outstanding	available	available
	RSUs,	RSUs,	for future	for future
	options,	options,	issuance	issuance
	warrants,	warrants,	under Amended	under Amended
Plan category	and rights	and rights	Plan	Plan
Equity compensation plans approved by security holders	118,750	31,250	37,500	0
Equity compensation plans not approved by security holders	—	—	—	—
Total	118,750	31,250	37,500	0

The following table provides information as of March 11, 2025, concerning beneficial ownership of our shares of Class A and Class B Common Stock known to us to be held by (1) our named executive officers, (2) our directors, (3) our named executive officers and directors as a group, and (4) each person or entity we know to beneficially own more than five percent of our shares of Class A or Class B Common Stock.

The percentages below are calculated based on 2,672,011 shares of Class A common stock and 546,875 shares of Class B common stock issued and outstanding as of March 11, 2025.

	Class A Common Stock		Class B Common Stock		Voting Power
	Number	%	Number	%	%
Directors and Executive Officers(1):
Huan Liu(2)	—	—	546,875	100%	75.43%
Cindy Tang	—	—	—	—	—
Xianggeng Huang	140,625	5.26%	—	—	1.29%
Xiangan Ruan	—	—	—	—	—
Huibo Deng	—	—	—	—	—
Huiping (Catherine) Chen	—	—	—	—	—
All directors and executive officers as a group (six individuals):	140,625	5.26%	546,875	100%	1.29%

5% Stockholders:
FAIRVIEW EASTERN INTERNATIONAL HOLDINGS LIMITED(2)	—	—	515,625	94.3%	71.11%
Weishu Guo(3)	140,845	5.3%	—	—	1.3%
Jiancheng Li(4)	187,794	7.0%	—	—	1.73%
Jianhui Li(5)	140,845	5.3%	—	—	1.3%

Notes:

(1)	Unless otherwise indicated, the business address of each of the individuals is 8707 Research Drive, Irvine, CA 92618.
(2)	The number of shares of Class B Common Stock beneficially owned represents (i) 31,250 shares of Class B Common Stock directly held by Huan Liu and (ii) 515,625 shares of Class B Common Stock held by FAIRVIEW EASTERN INTERNATIONAL HOLDINGS LIMITED, a British Virgin Islands company, which is 100% owned by Huan Liu. The registered address of FAIRVIEW EASTERN INTERNATIONAL HOLDINGS LIMITED is Vistra Corporate Services Center, Wickhams Cay II, Road Town, Tortola, VG1110, the British Virgin Islands.
(3)	Weishu Guo’s address is Room 402 Building 1, Shendiyuan Pingxingguanlu 68 Nong, Shanghai, China 200070.
(4)	Jiancheng Li’s address is 2-504 Jiuyongfu, Linping District, Hangzhou, Zhejiang Province, China 311100.
(5)	Jianhui Li’s address is Room 1605, Unit 1, Building 3, Aobei Center South Area, Laiguangying District, Chaoyang District, Beijing, China 100020.

As of the date of this Annual Report, we are not aware of any arrangements that may result in “changes in control,” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Board and Committee Independence

The board of directors determines whether each of our directors is considered independent. For a director to be considered independent, the director must meet the bright-line independence standards under the Nasdaq listing standards. The board of directors must also affirmatively determine that, in its opinion, each director has no relationship that would interfere with the directors’ exercise of independent judgment in carrying out the director’s responsibilities. In addition to the Nasdaq listing standards, the board of directors will consider all relevant facts and circumstances in determining whether a director is independent. There are no family relationships among any of our directors, director nominees, and executive officers. The Board has determined that three of our current five directors, Xiangan Ruan, Huibo Deng, and Huiping (Catherine) Chen, satisfy the independence requirements of Nasdaq.

Related Party Transactions

The following is a description of transactions since January 1, 2024 to which we were a party in which (i) the amount involved exceeded or will exceed the lesser of (A) $120,000 or (B) one percent of our average total assets at year end for the last two completed fiscal years and (ii) any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, any of the foregoing persons, who had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control, and other similar arrangements, which are described under “Executive Compensation.”

West Buy Media Inc., a North Carolina Corporation 100% owned by Mr. Huan Liu, our Chief Executive Officer, Director, and Chairman of the Board of Directors, served as the guarantor in connection with the Company’s operating lease signed on July 19, 2024 with an independent third party, Zina Development, LLC. West Buy Media Inc. provides guarantees to the Company’s full payment and performance of all obligations in connection with that lease.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the years ended December 31, 2024 and 2023, we incurred aggregate fees and expenses of $251,569 and $431,810, respectively, from Assentsure PAC and Marcum Asia CPAs LLP for works completed for our annual audits and quarterly reviews.

	Year ended December 31,
	2024	2023
Audit Fees
Assentsure PAC	$251,569	$26,250
Marcum Asia CPAs LLP	—	405,560
Total	$251,569	$431,810

Audit-Related Expenses

Audit-related expenses for the years ended December 31, 2024 and 2023 were $203,220 and $61,800, respectively.

Tax Fees

We incurred aggregate fees and expenses of $56,083 and $55,863 for the years ended December 31, 2024 and 2023, respectively.

All Other Fees

We incurred other fees of nil for years ended December 31, 2024 and 2023.

Pre-Approval Policy

The Audit Committee approved the engagement of Assentsure PAC before it was engaged to render audit or non-audit services.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Fourth Amended and Restated Article of Incorporation	8-K	0001-41761	3.1	October 21, 2024

3.2	Bylaws	S-1	001- 271185	3.2	April 7, 2023

4.1	Specimen Stock Certificate	S-1	333-280743	4.1	July 10, 2024

4.2	Description of Securities	10-K	001-41761	4.2	March 18, 2024

10.1	Director Offer Letter dated July 2, 2024 between Huibo Deng and the Company	8-K	001-41761	10.1	July 8, 2024

10.2	Director Offer Letter, between Catherine Chen and Cheetah Net, dated August 29, 2022	S-1	333- 271185	10.14	April 7, 2023

10.3	Director Offer Letter, between Xiangan Ruan and Cheetah Net, dated December 5, 2024	8-K	001-41761	10.1	December 11, 2024

10.4	Director Offer Letter, between Xianggeng Huang and Cheetah Net, dated August 31, 2022	S-1	333- 271185	10.11	April 7, 2023

10.5	Indemnification Agreement dated July 2, 2024 between Huibo Deng and the Company	8-K	001-41761	10.2	July 8, 2024

10.6	Indemnification Agreement dated October 14, 2022 by and between Xianggeng Huang and Cheetah Net	S-1	333- 271185	10.7	April 7, 2023

10.7	Indemnification Agreement dated October 14, 2022 by and between Catherine Chen and Cheetah Net	S-1	333- 271185	10.10	April 7, 2023

10.8	Indemnification Agreement dated October 14, 2022 by and between Huan Liu and Cheetah Net	S-1	333- 271185	10.4	April 7, 2023

10.9	Indemnification Agreement dated December 5, 2024 by and between Xiangan Ruan and Cheetah Net	8-K	001-41761	10.2	December 11, 2024

10.10	Employment Agreement effective as of March 1, 2022 by and between Huan Liu and Cheetah Net	S-1	333- 271185	10.1	April 7, 2023

10.11	Lease Agreement dated July 19, 2024 between the Company and Zina Development, LLC, as amended	10-Q	001-41761	10.7	August 13, 2024

10.12	Loan Agreement dated June 20, 2024 between the Company and Hongkong Sanyou Petroleum Co Limited	10-Q	001-41761	10.8	August 13, 2024

10.13	Loan Agreement dated July 22, 2024 between the Company and Hongkong Sanyou Petroleum Co Limited	10-Q	001-41761	10.9	August 13, 2024

10.14	Premium Finance Agreement dated August 1, 2024 between the Company and ETI Financial Corporation	10-Q	001-41761	10.10	August 13, 2024

10.15	Loan Agreement dated August 16, 2024 between the Company and Asia Finance Investment Limited	10-Q	001-41761	10.9	November 13, 2024

10.16	Loan Agreement dated October 2, 2024 between the Company and Hongkong Sanyou Petroleum Co Limited	10-Q	001-41761	10.11	November 13, 2024

10.17	Loan Agreement dated October 24, 2024 between the Company and Asia Finance Investment Limited	10-Q	001-41761	10.12	November 13, 2024

10.18	Loan Agreement dated October 28, 2024 between the Company and Hongkong Sanyou Petroleum Co Limited	10-Q	001-41761	10.13	November 13, 2024

10.19	Stock purchase agreement dated November 27, 2024 by and among the Company, TW & EW Services Inc, Jiancheng Li, Jianhui Li, and Weishu Guo	8-K	001-41761	10.1	December 3, 2024

10.20	Form of Power of Attorney between the Company and its logistics and warehousing customers	—	—	—	Filed herewith

10.21	Form of Brokerage Agreement between the Company and its logistics and warehousing customers	—	—	—	Filed herewith

14.1	Code of Business Conduct and Ethics	S-1	001- 271185	14.1	April 7, 2023

19.1	Inside Trading Policy	10-K	001-41761	19.1	March 18, 2024

21.1	Subsidiaries	—	—	—	Filed herewith

23.1	Consent of Assentsure PAC	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

97.1	Compensation Recovery Policy	10-K	001-41761	97.1	March 18, 2024

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith
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

Cheetah Net Supply Chain Service Inc.

Date: March 12, 2025	By:	/s/ Huan Liu
	Name:	Huan Liu
	Title:	Chief Executive Officer, Director, and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Huan Liu	Chief Executive Officer, Director, and Chairman of the Board of Directors	March 12, 2025
Name: Huan Liu	(Principal Executive Officer)

/s/ Cindy Tang	Chief Financial Officer	March 12, 2025
Name: Cindy Tang	(Principal Accounting and Financial Officer)

/s/ Xianggeng Huang	Director	March 12, 2025
Name: Xianggeng Huang

/s/ Catherine Chen	Independent Director	March 12, 2025
Name: Catherine Chen

CHEETAH NET SUPPLY CHAIN SERVICE INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cheetah Net Supply Chain Service Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cheetah Net Supply Chain Service Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Assentsure PAC

Singapore

March 12, 2025

PCAOB ID number: 6783

We have served as the Company’s auditor since 2023.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023**
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,650,962	$432,998
Accounts receivable, net	47,976	—
Loan receivable	6,088,295	672,500
Other receivables	370,696	27,517
Prepaid expenses and other current assets	338,642	292,338
Current assets of discontinued operations	2,540,501	8,395,184
TOTAL CURRENT ASSETS	11,037,072	9,820,537
NONCURRENT ASSETS:
Property, plant, and equipment, net	398,395	—
Operating lease right-of-use assets	1,836,521	190,823
Deferred tax assets, net	—	47,905
Intangibles, net	1,063,072	—
Goodwill	1,044,394	—
Non-current assets of discontinued operations	—	—
TOTAL ASSETS	$15,379,454	$10,059,265

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,992	$—
Current portion of long-term debt	34,577	32,887
Loans payable from premium finance	120,461	148,621
Due to a related party	—	13,423
Operating lease liabilities, current	438,351	39,703
Accrued liabilities and other current liabilities	217,980	201,856
Current liabilities of discontinued operations	52,900	1,922,301
TOTAL CURRENT LIABILITIES	883,261	2,358,791
NONCURRENT LIABILITIES:
Long-term debt, net of current portion	610,020	644,725
Operating lease liabilities, net of current portion	1,268,501	151,121
Non-current liabilities of discontinued operations	—	—
TOTAL LIABILITIES	$2,761,782	$3,154,637

COMMITMENTS AND CONTINGENCIES (Note 16)	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 3,218,886 and 1,119,750 shares issued and outstanding, including*:
Class A common stock, $0.0001 par value, 891,750,000 shares authorized, 2,672,011 and 604,125 shares issued and outstanding	267	60
Class B common stock, $0.0001 par value, 108,250,000 shares authorized, 546,875 and 515,625 shares issued and outstanding	55	52
Additional paid-in capital	17,297,961	6,996,275
Subscription receivable	—	(600,000)
(Accumulated deficit) Retained earnings	(4,680,611)	508,241
TOTAL STOCKHOLDERS’ EQUITY	12,617,672	6,904,628

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,379,454	$10,059,265

* Retrospectively adjusted for the reverse split of the Company’s common stock at a ratio of 1-for-16, which took effect on October 21, 2024 (the “Reverse Stock Split”). See also Note 15.

The accompanying notes are an integral part of these consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023**
REVENUE	$455,805	$—

COST OF REVENUE	277,293	—

GROSS PROFIT	178,512	—

OPERATING EXPENSES
General and administrative expenses	3,641,713	2,190,513
Share-based compensation expenses	277,345	—
TOTAL OPERATING EXPENSES	3,919,058	2,190,513

(LOSS) FROM OPERATIONS	(3,740,546)	(2,190,513)

OTHER INCOME (EXPENSES)
Interest income	320,472	9,938
Interest expenses	(35,951)	(41,883)
Other income	8,009	21,655
OTHER INCOME (EXPENSES), NET	292,530	(10,290)

(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,448,016)	(2,200,803)

Income tax (benefits)	(215,822)	(488,918)

(LOSS) FROM CONTINUING OPERATIONS	(3,232,194)	(1,711,885)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX**	(1,956,658)	1,845,755

NET (LOSS) INCOME	$(5,188,852)	$133,870

(Loss) from continuing operations per ordinary share - basic and diluted*	$(1.65)	$(1.59)
(Loss) Earnings from discontinued operations per ordinary share - basic and diluted*	$(1.00)	$1.72
(Loss) Earnings per share - basic and diluted*	$(2.65)	$0.12
Weighted average shares - basic and diluted*	1,955,214	1,073,945

*   Retrospectively adjusted for the Reverse Stock Split. See also Note 15.

** Reclassification- certain reclassifications have been made to the financial statements for the year ended December 31, 2023, to conform to the presentation for the period ended December 31, 2024, with no effect on previously reported net income (loss). See Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock*
	Class A		Class B		Additional		Retained Earnings	Total
	Common		Common		paid-in	Subscription	(Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Deficit)	Equity
Balance, December 31, 2023	604,125	$60	515,625	$52	$6,996,275	$(600,000)	$508,241	$6,904,628

Termination of equity-classified warrant	—	—	—	—	(78,125)	—	—	(78,125)
Issuance of common stock for acquisition-Edward	79,521	8	—	—	899,992	—	—	900,000
Issuance of follow-on public offering in May	825,625	83	—	—	7,309,037	—		7,309,120

Issuance of follow-on public offering in July	404,979	40	—	—	1,093,516	—	—	1,093,556
Stock issuance under private placement transactions	—	—	—	—	—	600,000	—	600,000
Issuance of common stock in connection with vesting of share-based award (in shares)	45,938	5	31,250	3	(8)	—	—	—
Share-based compensation expenses	—	—	—	—	277,345	—	—	277,345
Issuance of common stock for acquisition-TWEW	469,484	47	—	—	799,953	—	—	800,000
Fraction shares issued due to reverse stock split	242,339	24	—	—	(24)	—	—	—
Net (loss) from continuing operations for the year							(3,232,194)	(3,232,194)
Net (loss) from discontinued operations for the year	—	—	—	—	—	—	(1,956,658)	(1,956,658)

Balance, December 31, 2024	2,672,011	$267	546,875	$55	$17,297,961	$—	$(4,680,611)	$12,617,672

	Common Stock*
	Class A		Class B		Additional			Total
	Common		Common		paid-in	Subscription	Retained	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Earnings	Equity
Balance, December 31, 2022*	526,000	$52	515,625	$52	$3,270,880	$(1,800,000)	$374,371	$1,845,355

Initial public offering, net of issuance cost	78,125	8	—	—	3,725,395	—	—	3,725,403
Stock issuance under private placement transactions	—	—	—	—	—	1,200,000	—	1,200,000
Net (loss) from continuing operations for the year	—	—	—	—	—	—	(1,711,885)	(1,711,885)
Net income from discontinued operations for the year	—	—	—	—	—	—	1,845,755	1,845,755

Balance, December 31, 2023*	604,125	$60	515,625	$52	$6,996,275	$(600,000)	$508,241	$6,904,628

* Retrospectively restated for effect of the Company’s amended and restated articles of incorporation and bylaws and share reverse split on October 24, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(5,188,852)	$133,870
Less: (Loss) income from discontinued operations, net of tax	(1,978,603)	1,845,755
(Loss) from continuing operations	(3,210,249)	(1,711,885)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	27,400	—
Amortization of operating lease right-of-use assets	281,056	140,145
Amortization of Intangible Assets	52,928	—
Share-based compensation expenses	277,345	—
Deferred income tax expenses (benefits)	(222,206)	38,829
Changes in operating assets and liabilities:
Accounts receivable	42,499	—
Other receivables	(300,493)	14,328
Prepaid expenses and other current assets	(17,488)	(30,782)
Other payables and other current liabilities	(20,505)	51,902
Operating lease liabilities	(366,205)	(149,458)
Cash used in operating activities-continuing operations	(3,455,918)	(1,646,921)
Cash provided by operating activities-discontinued operations	3,698,138	7,257,146
Net cash provided by operating activities	242,220	5,610,225

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(350,137)	—
Purchase of property, plant, and equipment	(365,000)	—
Loans made to third parties	(6,331,428)	(672,500)
Loans repayment received from third parties	915,633	—
Cash used in investing activities-continuing operations	(6,130,932)	(672,500)
Net cash used in investing activities	(6,130,932)	(672,500)

Cash flows from financing activities:
Proceeds from follow-on public offering in May, net of expenses	7,309,120	—
Proceeds from follow-on public offering in July, net of expenses	1,093,556	—
Proceeds from initial public offering, net of expenses	—	3,725,403
Cash paid for warrant termination	(78,125)	—
Proceeds from issuance of common stock under private placement transactions	600,000	1,200,000
Repayments of short-term borrowings	(50,000)	—
Proceeds from premium finance	252,718	148,621
Repayments of premium finance	(280,878)	—
Repayments of long-term borrowings	(33,016)	(32,111)
Borrowing from a related party	—	45,798
Repayments made to a related party	(13,423)	(32,375)
Cash provided by financing activities-continuing operations	8,799,952	5,055,336
Cash used in financing activities-discontinued operations	(1,693,276)	(9,618,444)
Net cash provided by (used in) financing activities	7,106,676	(4,563,108)

Net increase in cash	1,217,964	374,617
Cash, beginning of year	432,998	58,381
Cash, end of year	1,650,962	432,998
Less cash and cash equivalents of discontinued operations	—	—
Cash of continuing operations	$1,650,962	$432,998

Supplemental cash flow information
Cash paid for income taxes	$2,000	$74,533
Cash paid for interests	$62,474	$262,661

Noncash Financing and investing activities:
Fair value of common stock issued for acquisition	$1,700,000	$—

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

•

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

•

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

●	(iv) Cheetah Net Logistics LLC (“Logistics”), an LLC organized on October 12, 2022 under the laws of the State of New York, whose previous sole member and owner, Hanzhang Li, the previous owner of Logistics, for a total consideration of $100, assigned all his membership interests in Logistics to Cheetah Net on October 19, 2022. Currently, Logistics is engaged in parallel-import vehicle dealership business.
•

(v) Edward Transit Express Group Inc. (“Edward”), a corporation incorporated on July 14, 2010 under the laws of the State of California, whose previous sole shareholder and owner, Juguang Zhang, transferred all his right, title, and interest in and to all of the issued and outstanding equity interests of Edward to Cheetah Net for a total consideration of $1,500,000, consisting of a $300,000 cash payment and Cheetah Net’s Class A common stock initially valued at $1.2 million through a stock purchase agreement dated January 24, 2024, as amended. The fair value of stock consideration was determined to be $900,000. (See Note 8). Currently, Edward is engaged in ocean transportation services.

•

(vi) TW & EW Services Inc. (“TWEW”), a corporation incorporated on February 27, 2020 under the laws of the State of California, whose previous shareholders and owners transferred all their rights, titles, and interests in and to all of the issued and outstanding equity interests of TWEW to Cheetah Net for a total consideration of $1.0 million, consisting of a $200,000 cash payment and Class A common stock valued at $800,000 through a stock purchase agreement dated November 27, 2024. The TWEW acquisition was closed on December 19, 2024. Currently, TWEW is engaged in logistics and labor services to strengthen the Company’s position in the logistics sector.

•

(vii) NexTrade International LLC (“NexTrade”), a limited liability company organized on September 13, 2024 under the laws of the State of Delaware. NexTrade holds 100% of the ownership interests in Naiside (Shenzhen) International Trading Co., Ltd., a limited liability company organized on December 3, 2024 under the laws of the PRC. On December 19, 2024, the Company entered into a membership interest purchase agreement with Pingzheng Li, the then 100% owner of NexTrade, pursuant to which the Company purchased the 100% membership interests in NexTrade for the consideration of $1. The transaction closed on the same day. As of the date of this annual report, NexTrade is not engaged in any business operations.

On May 23, 2024, the Company dissolved two wholly owned subsidiaries, Canaan International LLC, an LLC organized on December 5, 2018 under the laws of the State of North Carolina, and Canaan Limousine LLC, an LLC organized on February 10, 2021 under the laws of the State of South Carolina.

On September 30, 2024, the Company’s stockholders approved its fourth amended and restated articles of incorporation, which authorizes a reverse stock split of the issued shares of its common stock, par value $0.0001 per share, at a ratio ranging from 1-for-10 to 1-for-30, as determined at the discretion of the Company’s board of directors. On October 7, 2024, the Company’s board of directors approved a reverse stock split of the Company’s common stock at a ratio of 1-for-16. On October 21, 2024, the Company effectuated a reverse stock split of its common stock at a ratio of 1-for-16. Following such reverse split, each 16 shares of the Company’s common stock outstanding were automatically combined into one new share of common stock. No fractional shares were issued in connection with the reverse split; any fractional shares resulting from the reverse split were rounded up to the nearest whole share. The par value per share of the Company’s common stock remained unchanged. The Company’s Class A common stock started trading on a post-split basis on October 24, 2024, at which time the Class A common stock was assigned a new CUSIP number (16307X202). All share information included on Form 10-K has been retrospectively adjusted to reflect the Reverse Stock Split as if it had occurred as of the earliest period presented.

Discontinued operations - Parallel-import Vehicles

The Company previously engaged in the business of sourcing and reselling parallel-import vehicles, primarily from the U.S. market to dealers in the U.S. and the PRC. Parallel-import vehicles in the PRC refer to automobiles purchased directly from overseas markets and imported for sale outside of the brand manufacturers’ official distribution networks. In the past, this business contributed significantly to the Company’s revenue. Between 2016 and the first half of 2022, the Company experienced growth in sales volume and gross profit due to favorable market conditions. However, beginning in the second half of 2022, the business was negatively affected by the impact of the COVID-19 pandemic and related lockdowns in the PRC, a decline in customer demand due to weakening macroeconomic conditions, price competition from luxury automakers in the PRC, and a shift in consumer preference toward domestic electric vehicles (“EVs”).

These market challenges led to a decline in parallel-import vehicle sales by 30.5% in 2023 and a reduction in net income by 87.5% compared to 2022. The decline accelerated in 2024, with vehicle sales decreasing from 303 units in 2023 to 14 units in 2024, resulting in a 95.7% drop in revenue from $38.3 million in 2023 to $1.6 million in 2024. In addition, the financial strains on the Company’s customers made it increasingly difficult to collect outstanding receivables. While the Company successfully recovered $4.0 million in 2024 and collected additional $2.5 million from the five aged accounts as of the date of the annual report, the remaining $1.6 million from two customers was determined to be uncollectible, as a result, the management recorded as a credit loss of $1.6 million for the year ended December 31, 2024.

As market conditions continued to deteriorate and sales activity in this segment ceased, management determined that the business no longer had a sustainable path forward. On March 3, 2025, the Board of Directors formally approved the discontinuation of the parallel-import vehicle business. In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the Company determined that the parallel-import vehicle segment met the conditions for reporting as a discontinued operation. As a result, all financial results associated with this business have been reclassified as discontinued operations in the accompanying consolidated financial statements for all periods presented. For additional financial details regarding discontinued operations, refer to Note 5-Discontinued Operations.

Logistics and Warehousing Services

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

The Company’s subsidiary, TWEW, specializes in general labor support services and logistics coordination, providing workforce solutions and operational efficiency tools tailored to the logistics and labor sectors. TWEW’s expertise in labor management and logistical support enables the Company to streamline operations, expand service offering, and enhance market position. The Company is undergoing a business transformation of its business model. The Company is shifting its business focus from parallel-import vehicle sales to logistics and warehousing services. Management continues to focus on improving operational efficiencies and expanding its market presence of the two acquired businesses. The transformation of the Company’s business model could have a material and adverse effect on the Company’s business, financial condition, and results of operations. The business shift may take longer time than expected to generate ideal profits depending on factors from the business environment and operation management and market expansion.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (the “U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All inter-company balances and transactions are eliminated upon consolidation. As a U.S.-based company operating exclusively within the domestic market and transacting solely in United States Dollars (USD), both the Company’s presentation and functional currencies are the USD. This uniformity simplifies the Company’s financial reporting process and ensures clarity in its financial transactions. The Company’s financial statements, therefore, are presented in USD, in compliance with U.S. GAAP requirements, and provide transparent and straightforward financial information to the Company’s stockholders.

Going Concern Consideration

The Company’s consolidated financial statements are prepared assuming that the Company will continue as a going concern.

The Company reported a net operating loss of approximately $5.2 million for the year ended December 31, 2024, with operating cash flows of approximately $0.2 million. As the Company has been transitioning to the logistics and warehousing service business, the Company may continue to incur operating losses and generate negative cash flow. These factors raise doubts about the Company’s ability to continue as a going concern.

For continuing operations, net cash used in operating activities was approximately $3.5 million, with operating cash inflows of approximately $0.2 million, including $3.7 million net cash provided by operating activities from the discontinued operation, partially offset by negative cash flows of $3.5 million from our logistics and warehousing services.

As of December 31, 2024, the Company had cash and cash equivalents of approximately $1.7 million and a working capital balance of $10.2 million. In addition, the Company had a loan receivable of $6.1 million due from third parties within a year, which can be sufficient for the Company to support its ongoing business operations and meet the obligations within 12 months.

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements – Going Concern. This evaluation considered the Company’s current financial condition, expected cash flows, obligations due within the next 12 months, and available sources of liquidity.

While we understand that the ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its new business strategy and eventually attain profitable operations, management has concluded that there are no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these consolidated financial statements. Accordingly, the Company’s consolidated financial statements as of December 31, 2024 have been prepared on a going concern basis.

Use of estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, allowance credit losses of accounts receivables, the valuation of inventory, the revenue recognition, impairment of long-lived assets, and the realization of deferred tax assets. Actual results could differ from those estimates.

Risks and uncertainties

The Company is undergoing a business transformation of our business model. As a company located in the U.S. and doing business with PRC, the Company’s business, financial condition, and results of operations may be influenced by political, economic, and legal environments in the U.S. and the PRC, as well as by the general state of the U.S. and the PRC economies. The Company’s results may be adversely affected by changes in the political, regulatory, and social conditions in the U.S. and the PRC.

Risks and uncertainties related to the Company’s business include, but are not limited to, the following:

●	The business shift from parallel-import vehicle sales to logistics and warehousing services may depend on factors from the business environment to operation management and market expansion;
●	The government policies on ocean freight business and tariff policy may reduce the market demand for the freight, logistics, and warehousing business, and thus negatively affect the Company’s business and growth prospects;
●	The Company’s logistic and warehousing business depend highly on the limited customers and third-party transportation and labor providers;
●	Any adverse change in political relations between the PRC and the U.S., including the ongoing trade conflicts between the U.S. and the PRC, may negatively affect its business; and
●	The competition of logistics and warehousing industry dependent on factors such as service quality, speed reliability, and pricing may limit our expanding non-vehicle logistics warehousing revenue, and the Company’s success in these areas will depend on our ability to develop and scale an effective salesforce to market these services to international trading companies in the U.S. and the PRC.

The Company’s business, financial condition, and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics, and other catastrophic incidents, which could significantly disrupt the Company’s operations.

Cash and cash equivalents

Cash and cash equivalents consist of cash in bank and interest-bearing certificates of deposit with an initial term of three months when purchased. As of December 31, 2024 and 2023, all cash and cash equivalents were related to continuing operations.

	December 31,	December 31,
	2024	2023

Cash held in Current Accounts	$627,924	$432,998
Certificate of Deposit	1,023,038	—
Total cash and cash equivalents shown in the statements of cash flows	$1,650,962	$432,998

Accounts receivable, net

Accounts receivable represent the amounts that the Company has an unconditional right to consideration, which are stated at the original amount less an allowance of credit loss, in accordance with the Current Expected Credit Loss (“CECL”) model under ASC 326. The Company estimates expected credit losses based on a combination of historical loss experience, customer creditworthiness, current economic conditions, and reasonable and supportable forward-looking information. The allowance for credit losses is updated at each reporting period to reflect changes in credit risk. The allowance for credit losses is recorded against accounts receivable balances, with a corresponding charge to the consolidated statements of operations. Delinquent account balances are written off against the allowance when management determines that collection is remote. If previously written-off receivables are subsequently recovered, the Company records a reversal of the allowance for credit losses.

As of December 31, 2024, all accounts receivable related to the discontinued parallel-import vehicle business, including the associated allowance for credit losses, have been reclassified to “Current Assets of Discontinued Operations” in the consolidated balance sheets. Accordingly, the remaining accounts receivable presented in continuing operations are solely related to the Company’s logistics and warehousing business. As of December 31, 2024 and 2023, no allowance for credit losses on accounts receivable from continuing operations was recorded. (See Note 5 – Discontinued Operations for further details.)

Loan receivable

The Company’s loans receivable, which consist of loans to third parties, are recognized at the point of loan disbursement, initially measured at fair value, primarily reflecting the disbursed amount and associated transaction costs. Both secured and unsecured lending are encompassed in these receivables, with terms including varying interest rates and maturity dates. Subsequently, these receivables are measured at amortized cost using the effective interest method, which ensures the accurate recognition of interest income over the loan period. The interest rates for these loans may be subject to change based on the terms of loan agreements. Periodic reviews of the loan portfolio are conducted to assess for impairment, utilizing the expected credit loss model. This approach considers historical credit loss experience, current conditions, and reasonable forecasts in estimating potential credit losses. As of the end of the reporting periods, no impairment allowance was recorded for the loan receivable.

Inventory

Inventory primarily consists of new vehicles held for sale and are stated at the lower of cost or net realizable value using the specific identification method, which includes the cost of vehicles purchased from U.S. automobile dealers, non-refundable sales tax, and dealership service fees. The Company reviews its inventory periodically if any reserves are necessary for potential impairment. The Company depleted its inventory on vehicles by the first quarter of 2024.

The Company does not hold any inventory related to its continuing logistics and warehousing business.

As a result of the Company’s decision to discontinue the parallel-import vehicles business, the entire inventory balance of $1,515,270 as of December 31, 2023, was reclassified to “Current Assets of Discontinued Operations” in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations.

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

Intangible assets, net

The Company recorded intangible assets with the acquisitions of Edward and TWEW during the year ended December 31, 2024. Intangible assets consist of developed technology, customer relationships, and trade names, which are amortized on a straight-line basis or over their respective useful lives using patterns that reflect the economic benefits the assets are expected to realize. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Amortization of intangible assets is computed using the straight-line method over the estimated useful lives as below:

Intangible assets	Estimated useful life
Developed technology	7 years
Customer relationships	10-12 years
Trade names	7 years

The estimated useful lives of intangible assets with finite lives are reassessed if circumstances occur that indicate the original estimated useful lives have changed.

The Company did not recognize any impairment to intangible assets for the year ended December 31, 2024.

Fair value of financial instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy prioritizes the inputs used to measure fair value. The hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of input used to measure fair value are as follows:

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, loans receivable, loans payable, and other payables and other current liabilities, approximated the fair value of the respective assets and liabilities as of December 31, 2024 and 2023 based upon the short-term nature of the assets and liabilities.

The Company applied level 3 to obtain the fair value of intangible assets and goodwill. See NOTE 8 — Intangible Asset and Goodwill.

The Company believes that the carrying amount of long-term loans approximated fair value as of December 31, 2024 and 2023 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The ROU asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All ROU assets are reviewed for impairment annually. There was no impairment for ROU lease assets as of December 31, 2024 and 2023.

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

For the years ended December 31, 2024 and 2023, the Company did not record any impairment.

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

The Company generated revenue from the parallel-import vehicle dealership and logistics and warehousing services. Revenue from the parallel-import vehicle dealership business is generated from the sales of parallel-import vehicles to both domestic and overseas parallel-import car dealers. It purchases automobiles from the U.S. market through its team of professional purchasing agents, and mainly resells them to parallel-import car dealers in the U.S. and the PRC. In accordance with ASC 606, the Company recognizes revenue at the point in time when the performance obligation has been satisfied and control of the vehicles has been transferred to the dealers. For sales to U.S. domestic parallel-import car dealers, revenue is recognized when a vehicle is delivered, and its title has been transferred to the dealers. For overseas sales, the Company sells vehicles under Cost and Freight (“CFR”) shipping point terms, and revenue is recognized when a vehicle is loaded on a cargo ship and its title has been transferred to the dealers. The Company accounts for the revenue generated from sales of vehicles on a gross basis as the Company is acting as a principal in these transactions, is subject to inventory risk, has latitude in establishing prices, and is responsible for fulfilling the promise to provide customers the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. All of the Company’s contracts have one single performance obligation as the promise is to transfer the individual vehicle to parallel-import vehicle dealers, and there is no separately identifiable other promise in the contracts. The Company’s vehicles are sold with no right of return and the Company does not provide other credits or sales incentives to parallel-import car dealers. Historically, no customer returns have occurred. Therefore, the Company did not provide any sales return allowances for the years ended December 31, 2024 and 2023.

In 2024, the Company generates revenues from freight forwarding services provided by Edward and general labor and logistics provided by the newly-acquired TWEW to corporate and retail clients, including transportation, cargo warehousing, freight forwarding, labor service, and cargo loading and unloading. Revenue for freight forwarding services, both export and import, is recognized when the services are provided. The Company’s role as the principal in these services involves managing the process up to the point where control is transferred based on contractual terms, allowing revenue recognition on a gross basis throughout the transit period. For warehousing services, revenue is primarily derived from storage fees, which are recognized based on the actual number of days the goods are stored in the warehouse while awaiting further transportation. Across all operations, the Company maintains a principal position, controlling the goods and services, bearing inventory and pricing risks, and fulfilling performance obligations directly. Each contract is typically structured with a single performance obligation without allowances for returns or sales incentives. There were no provisions for sales return allowances based on historical experiences of no returns.

Revenue from general labor and logistics services, provided through TWEW, is recognized upon services rendered, based on verified labor hours or project milestones outlined in client agreements, with billing tied to predefined service rates (e.g., per-hour fees or fixed-scope pricing). The Company recognize revenue on a gross basis as the principal service provider, reflecting its contractual obligation to deliver labor solutions to clients, despite outsourcing workforce operations to third parties. Contracts generally consist of a single performance obligation (supplying labor resources), with revenue measured at the transaction price agreed upon in service agreements. No provisions for returns or sales incentives are included, as historical experience indicates no material rights of return or refunds.

Disaggregation of Revenue

The Company disaggregates its revenue by geographic areas, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of the revenue and cash flows are affected by economic factors. For the year ended December 31, 2023, the Company did not generate revenue from continuing operations, as its logistics and warehousing business was not yet operational. Revenue generation commenced in 2024 following the acquisitions of Edward and TWEW and the strategic transition to logistics and warehousing services.

Geographic Information

The Company’s total revenue by geographic area for the years ended December 31, 2024 and 2023 was as follows:

	For the Years Ended
	December 31,
	2024	2023
U.S. domestic market	$323,313	$—
Overseas market	132,492	—
Total revenue	$455,805	$—

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

Logistics and Warehousing Segment

Cost of logistics and warehousing service revenue mainly includes the cost of freight and fulfillment expenses for freight forwarding services, while cost of labor services comprises payments to third parties for outsourced workforce provisioning, including bundled recruitment, training, and payroll processing. Cost recognition aligns with service delivery progress, validated through subcontractor utilization reports and client acceptance documentation.

Selling, General and Administration Expenses

Selling expenses was related to the discontinued parallel-import vehicles business and include salaries and benefits for the Company’s sales personnel, and ocean freight expenses, which are associated with shipping and delivery of vehicles to automobile dealers, are expensed as incurred. Total selling expenses of discontinued operations were $117,819 and $668,172 for years ended December 31, 2024 and 2023, respectively.

The Company’s general and administrative expenses primarily include employee salaries and benefits, depreciation, office lease expenses, travelling and entertainment expenses, legal and consulting fees, insurance and other miscellaneous administrative expenses. For the years ended December 31, 2024 and 2023, general and administration expenses for the continuing operations were $3,641,713 and $2,190,513, respectively.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, recognizing deferred tax assets and liabilities based on temporary differences between financial statement and tax bases of assets and liabilities, using enacted tax rates expected to apply when these differences reverse. The impact of tax rate changes is recorded in the period of enactment.

The Company assesses deferred tax assets to determine whether they are realizable. As of December 31, 2024, the Company recorded a full valuation allowance against deferred tax assets, as it has generated a three-year cumulative pretax book loss and is forecasting a loss for 2025. Based on this evidence, realization of deferred tax assets is not considered more-likely-than-not at this time.

The Company records uncertain tax positions in accordance with ASC 740, using a two-step process to determine whether tax positions will be sustained. The Company has concluded that there are no uncertain tax positions requiring recognition as of December 31, 2024 and 2023.

The Company is not subject to the Section 163(j) interest expense limitation, as it qualifies for an exception due to floor plan financing indebtedness.

The Company monitors tax law changes and has determined that no recent changes materially impact the financial statements.

The Company and its U.S. operating subsidiaries are subject to the U.S. tax laws. The Company elected to file income taxes as a corporation instead of an LLC for the tax years ended December 31, 2020 through December 31, 2021. As of December 31, 2024, the Company’s consolidated income tax returns for the tax years ended December 31, 2020 through December 31, 2023 remained open for statutory examination by U.S. tax authorities.

(Loss) Earnings per share

The Company computes (loss) earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended December 31, 2024 and 2023, there were no dilutive shares outstanding, as presented in the tables below:

	December 31, 2024
	Loss	Share	Per share amount
Basic and diluted EPS
(Loss) from continuing operations per ordinary share	$(3,232,194)	1,955,214	$(1.65)
(Loss) from discontinued operations per ordinary share	(1,956,658)	1,955,214	(1.00)
(Loss) from operations per ordinary share	$(5,188,852)		$(2.65)

	December 31, 2023
	Income (loss)	Share	Per share amount
Basic and diluted EPS
(Loss) from continuing operations per ordinary share	$(1,711,885)	1,073,945	$(1.59)
Earnings from discontinued operations per ordinary share	1,845,755	1,073,945	1.72
Earnings from operations per ordinary share	$133,870		$0.12

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

Segment reporting

The Company uses the management approach in determining reportable operating segments. The management approach considers the internal reporting used by the Company’s chief operating decision maker for making operating decisions about the allocation of resources of the segment and the assessment of its performance in determining the Company’s reportable operating segments. As of December 31, 2023, the Company operated as a single reportable segment, focused solely on the parallel-import vehicle business. In 2024, the Company expanded its operations and reported two operating segments: the parallel-import vehicle business and logistics and warehousing services. However, following the discontinuation of the parallel-import vehicles business, as of December 31, 2024, the Company transitioned back to a single reportable segment, now focused exclusively on logistics and warehousing services.

Recent accounting pronouncements

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requires disclosures about significant segment expenses and additional interim disclosure requirements. This standard also requires a single reportable segment to provide all disclosures required by Accounting Standards Codification Topic 280. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively for all prior periods presented in the consolidated financial statements. The Company intends to adopt this standard in its Annual Report on Form 10-K for the year ending December 31, 2025. The Company is currently evaluating the potential impact of adopting this standard on its disclosures.

Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. The Company intends to adopt this standard in its Annual Report on Form 10-K for the year ending December 31, 2025. The Company is currently evaluating the potential impact of adopting this standard on its disclosures.

NOTE 3 — LOAN RECEIVABLE

Loan receivable consisted of the following:

	December 31,	December 31,
	2024	2023
Vehicle pledged loan receivables	$—	$172,500
Short-term loan receivables	6,088,295	500,000
Total loan receivables	$6,088,295	$672,500

On December 6, 2023, the Company entered into two vehicle pledged loan agreements with a customer, securing the loans with the customer’s vehicle inventory. The aggregate principal for these loans was set at $172,500, determined as 90% of each pledged vehicle’s manufacturer’s suggested retail price. The initial term of each agreement was 90 days. The loans had an annual interest rate of 14.4% for the first 90 days and 18.0% for any duration beyond that. The loans were fully repaid on February 27, 2024, and March 11, 2024, respectively.

On December 11, 2023, the Company provided an unsecured short-term loan to one of its customers. The principal amount of the loan was $500,000. This loan carried an annual interest rate of 12.0% and was originally set to mature on February 12, 2024. However, on the maturity date, the Company and the borrower agreed to amend the terms of the loan to extend the maturity date to June 12, 2024, and increase the annual interest rate to 18.0% for the extension period. No impairment was required as the loan had been assessed as collectible. Interest accrued through February 12, 2024, remained at the original rate of 12.0% per annum, and any interest accruing after this date was subject to the new rate of 18.0% per annum. The loan was fully repaid on June 17, 2024.

On June 20, 2024, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $1,000,000. This loan carries an annual interest rate of 12.0% and is set to mature in 12 months. On July 23, 2024, the Company extended an additional unsecured short-term loan of $1,500,000 to Hongkong Sanyou Petroleum Co. Limited under the same terms.

On August 16, 2024, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $649,250. After mutual debt adjustments, the adjusted principal balance of this loan is $558,295. This loan accrues interest at a monthly rate of 1.0%, with a single lump-sum repayment due 12 months from the disbursement date. The agreement includes a mutual debt adjustment provision, where the balance after offsetting mutual debts is applied to reduce interest charges. Any overdue payments under this agreement bear an annual interest rate of 18%.

On October 2, 2024, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $1,000,000. This loan carries an annual interest rate of 12.0% and is set to mature in 12 months. On October 28, 2024, the Company entered into an additional unsecured short-term loan of $1,000,000 to Hongkong Sanyou Petroleum Co. Limited under the same terms.

On October 24, 2024, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $530,000. This loan accrues interest at a monthly rate of 1.0%, with a single lump-sum repayment due 12 months from the disbursement date.

On November 20, 2024 the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $500,000. This loan carries an annual interest rate of 12.0% and is set to mature in 12 months.

During the years ended December 31, 2024 and 2023, the Company recorded interest income of $320,472 and $9,938, respectively.

NOTE 4 — OTHER RECEIVABLES

Other receivables consisted of the following:

	December 31, 2024	December 31, 2023
Rent Deposit	$112,751	$22,095
Interest Receivable(1)	245,655	5,422
Others	12,290	—
Total Other Receivables	$370,696	$27,517
(1)

Interest receivable primarily relates to accrued interest from loan agreements disclosed in Note 3- Loan Receivable. For further details on the loan arrangements generating these interest receivables, refer to Note 3.

NOTE 5 — DISCONTINUED OPERATIONS

1) Loss from discontinued operations for fiscal years 2024 and 2023 was as follows:

	For the Years Ended December 31,
	2024	2023
Revenue	$1,631,248	$38,315,974

Cost of Revenue	1,656,068	34,069,058

Gross (loss) profit	(24,820)	4,246,916

Operating expenses
Selling, General and administrative expenses	1,843,050	668,172
Total operating expenses	1,843,050	668,172

(Loss) income from discontinued operations	(1,867,870)	3,578,744

Other income (expenses)
Interest expenses	(88,788)	(1,197,414)
Other (expenses), net	(88,788)	(1,197,414)

(Loss) income from discontinued operations before income taxes	(1,956,658)	2,381,330

Income tax provision	—	535,575

Income (loss) from discontinued operations	$(1,956,658)	$1,845,755

On March 3, 2025, the Company’s board of directors approved the discontinuation of the Company’s parallel-import vehicles business authorizing the writing off of receivables, and winding down of operations in compliance with applicable legal and regulatory requirements. In accordance with ASC 205-20, Presentation of Financial Statements — Discontinued Operations, the Company determined that the parallel-import vehicle segment met the conditions for reporting as a discontinued operation. As a result, all financial results associated with this business have been reclassified as discontinued operations in the accompanying consolidated financial statements for all periods presented.

For the years ended December 31, 2024 and 2023, revenue from discontinued operations was $1.6 million and $38.3 million, respectively. The significant decline was primarily due to the continued downturn and cessation of vehicle purchases in 2023.

SGA expenses related to discontinued operations were operational expenses associated with sourcing, purchasing, and shipping vehicles, leading to improved financial performance in future periods.

Interest expenses of discontinued operations of $88,788 and $1,197,414 for the years ended December 31, 2024 and 2023 were related to loan of inventory financing, loan of letter of credit financing, loan of dealer financing and revolving credit line of financing, all of which are classified under Current liabilities of discontinued operations. Further details on these financing arrangements are provided in “3) Current liabilities of discontinued operations.” The loans related were all paid off as of December 31, 2024.

2) Results of Discontinued Operations and Assets and Liabilities of Discontinued Operations

The major components of assets and liabilities related to discontinued operations are summarized below:

	December 31,	December 31,
	2024	2023*
ASSETS
CURRENT ASSETS:
Accounts receivable, net*	$2,540,501	$6,494,695
Inventory	—	1,515,270
Other receivables**	—	385,219
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS	2,540,501	8,395,184

TOTAL ASSETS OF DISCONTINUED OPERATIONS	$2,540,501	$8,395,184

LIABILITIES
CURRENT LIABILITIES:
Loans payable from letter of credit financing***	—	1,004,565
Loans payable from Line of credit***	—	688,711
Accrued expense and other liabilities	52,900	229,025
TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	52,900	1,922,301

TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$52,900	$1,922,301

*Accounts Receivable, net

Accounts receivable consisted of the following:

	December 31,	December 31,
	2024	2023
Accounts receivable
Parallel-import Vehicles	$4,130,047	$6,494,695
Less: allowance of credit loss	(1,589,546)	—
Total accounts receivable, net	$2,540,501	$6,494,695

The Company’s parallel-import vehicle business was negatively impacted by deteriorating macroeconomic conditions since the second half of 2022. Several aged accounts receivable were concentrated among four long-term customers, who were in the process of business recovery. These receivables were partially backed by third-party guarantees, providing some assurance of collection. Through management’s active collection efforts, the Company successfully collected approximately $4.0 million of the outstanding balances during the year ended December 31, 2024.

The Company conducted an initial assessment of collectability and recognized a credit loss of $1.1 million for accounts deemed uncollectible during the first three quarters of 2024. During the year-end CECL reassessment, the Company evaluated expected credit losses based on historical loss trends, customer risk factors, and forward-looking economic conditions, and provided an additional credit loss provision of $475,366 in the fourth quarter of 2024, resulting in a total allowance for credit loss of $1.6 million for the year ended December 31, 2024.

Subsequently, the Company collected an additional $2.5 million of the outstanding balance. On March 3, 2025, following the Board’s approved decision on discontinued operations, the Company had zero account receivable balance after the above mentioned credit loss of $1.6 million and the subsequent collection of additional $2.5 million outstanding balance.

**Other Receivables

Write-down of other receivables for discontinued operations include below:

	December 31,	December 31,
	2024	2023
Vehicle deposits (1)	$100,800	$162,159
Sales tax deposits (2)	34,886	217,892
Other receivables	—	5,168
Less: allowance of credit loss	(135,686)	—
Total other receivables, net	$—	$385,219

(1) Vehicle deposits were prepaid to suppliers for purchasing vehicles under the parallel-import vehicle business. Following the business discontinuation, certain deposits became unrecoverable due to supplier financial distress and contract terminations. The Company recognized a total expected credit loss of $100,800 on vehicle deposits for the discontinued operations during the year ended December 31, 2024.

(2) Sales tax receivables related to tax refunds and overpayments associated with vehicle transactions. Due to changes in tax policies and the cessation of vehicle sales, certain tax receivables became unrecoverable. The Company recognized a total credit loss of $34,886 for the discontinued operations during the year ended December 31, 2024.

***Current liabilities of discontinued operations

The Company had previously utilized letter of credit (LC) financing and revolving lines of credit for working capital needs related to the parallel-import vehicle business. These financial obligations have been reclassified to discontinued operations as they were directly tied to the vehicle business and have been fully repaid.

Letter of Credit Financing

The Company entered into a series of loan agreements with two third-party companies for working capital funding purposes during the year ended December 31, 2023. Pursuant to these agreements, loans payable from LC financing were collateralized by letters of credit from overseas sales of parallel-import vehicles. Interest expenses are calculated based on the actual number of days elapsed at an interest rate of 18.0% per annum. In addition, $1,084,775 accounts receivable transactions in connection with letters of credit were pledged as collateral to guarantee the Company’s LC financing as of December 31, 2023. As of December 31, 2024 and 2023, the balance of loans payable from letter of credit financing was nil and 1,004,565, respectively.

The Company repaid the above loans in full on March 19, 2024.

Interest expense for LC financing was $23,123 and $925,426 for the years ended December 31, 2024 and 2023, respectively.

Revolving Line of Credit

On October 5, 2022, the Company entered into two revolving line of credit agreements (the “Revolving Line of Credit Agreements”) with two third-party companies that have been providing financial support to the Company’s business since 2021. Pursuant to the Revolving Line of Credit Agreements, the Company can borrow under revolving lines of credit of up to $10.0 million and $5.0 million, respectively, from these two third-party companies with a total of $15.0 million for a period of 12 months at a fixed interest rate of 1.5% per month. On December 12, 2022, the Company amended the Revolving Line of Credit Agreements to extend the maturity date to April 2024 with the same terms. On April 26, 2024, the Company repaid $104,170 in full to one third-party company. On July 11, 2024, the remaining balance of $584,541 was offset with the accounts receivable collected by that third-party company on behalf of the Company.

During the year ended December 31, 2023, the Company borrowed a total of $3,244,488, repaid $2,555,777, and had $688,711 remaining balance as of December 31, 2023.

Interest expense for the revolving lines of credit was $65,665 and $155,245 for the years ended December 31, 2024 and 2023, respectively.

3) Cash Flows from discontinued operations

	For the Years Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(5,188,852)	$133,870
Less: (Loss) income from discontinued operations, net of tax	(1,978,603)	1,845,755
(Loss) from continuing operations	(3,210,249)	(1,711,885)
Cash used in operations-continuing operations	(3,455,918)	(1,646,921)
Cash provided by operations-discontinued operations	3,698,138	7,257,146
Net cash provided by operating activities	242,220	5,610,225

Cash flows from investing activities:
Cash used in investing activities-continuing operations	(6,130,932)	(672,500)
Net cash used in investing activities	(6,130,932)	(672,500)

Cash flows from financing activities:
Cash provided by financing activities-continuing operations	8,799,952	5,055,336
Cash used in financing activities-discontinued operations	(1,693,276)	(9,618,444)
Net cash provided by (used in) financing activities	$7,106,676	$(4,563,108)

NOTE 6 — PROPERTY, PLANT, AND EQUIPMENT, NET

Property consisted of the following:

	Estimated Useful Life
	in Years	December 31, 2024	December 31, 2023
Motor Vehicles	10	$365,000	$—
Leasehold improvements*	3-6	60,795	—
Subtotal		425,795	—
Less accumulated depreciation		(27,400)	—
Property, plant, and equipment, net		$398,395	$—

During the years ended December 31, 2024 and 2023, the Company recorded deprecation of $27,400 and nil, respectively.

There was no impairment loss during the years ended December 31, 2024 and 2023.

*Leasehold improvements were related to Edward’s full steel manual gates, yard fence, and office roof upgrade.

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

NC Lease

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

The short-term lease runs month-to-month from January 1, 2024 to August 31, 2024. Both operating lease expenses and short-term lease expenses are recognized in general and administrative expenses. The components of lease expenses for the years ended December 31, 2024 and 2023 were as follows:

	For the Years Ended
	December 31,
	2024	2023

Leases expenses
Operating lease expenses	$429,065	$150,642
Short-term lease expenses	116,375	118,159
Total leases expenses	$545,440	$268,801

	December 31, 2024	December 31, 2023
Right-of-use assets	$1,836,521	$190,823

Operating lease liabilities – current	$438,351	$39,703
Operating lease liabilities – non-current	1,268,501	151,121
Total operating lease liabilities	$1,706,852	$190,824

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	2.87	3.17
Weighted average discount rate *	13.9%	17.8%

*The Company used weighted average incremental borrowing rate of 13.5% per annum for its lease contracts based on the Company’s current borrowings from various financial institutions.

During the years ended December 31, 2024 and 2023, the Company incurred total operating lease expenses of $429,065 and $150,642, respectively. The total lease expenses were $545,440 and $268,801 for the year ended December 31, 2024 and 2023.

As of December 31, 2024, future maturities of lease liabilities were as follows:

Fiscal Years	Amount
2025	$639,749
2026	795,559
2027	517,765
Thereafter	126,976
Total lease payments	2,080,049
Less: imputed interest	(373,197)
Present value of lease liabilities	$1,706,852

NOTE 8 — Intangible Asset and Goodwill

1)	Acquisition of Edward

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

The purchase price was initially recorded on a preliminary basis as of February 2, 2024. The assets acquired and liabilities assumed were estimated based on management’s estimates, available information, and supportable assumptions that management considered reasonable. During the second quarter of 2024, the Company finalized the purchase price allocation. As a result, adjustments were made, particularly concerning the deferred tax liability related to intangible assets, which led to a corresponding adjustment in the value of goodwill. The final valuation of assets acquired and liabilities assumed was reflected in the financial statements as of December 31, 2024 and shown below.

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

The fair value of the accounts receivable, other assets, and liabilities assumed approximates their gross contractual amounts. The fair value of the fixed assets approximates its net carrying value as of the acquisition date. The fair values of intangible assets, including $120,000 of developed technology, $360,000 of customer relationships, and $36,000 of trade names, were determined using assumptions that are representative of those market participants would use in estimating fair value.

2)	Acquisition of TWEW

On November 27, 2024, Cheetah Net entered into a Stock Purchase Agreement to acquire 100% of TWEW. The transaction closed on December 19, 2024. The gross purchase price was $1 million. Consideration paid consisted of $0.2 million of cash and the issuance of 469,484 shares of Cheetah Net’s Class A common stock with a fair value of $0.8 million. Following ASC 805, it was determined that the fair value of the stock consideration was $1 million at the time of the transaction, reflecting a comprehensive evaluation of the stock’s market conditions and liquidity impacted by lock-up period restrictions.

Acquired assets acquired and (liabilities):
Cash	$69,980
Accounts Receivable	43,120
Other Current Assets	1,210
Customer Relationships	600,000
Goodwill	475,861
Deferred Tax Liability	(140,171)
Short term loan payable	(50,000)
Total Purchase Consideration	$1,000,000

The fair value of the accounts receivable, other current assets, and short-term loan payable assumed approximates their gross contractual amounts. The customer relationship intangibles of $600,000 were valued by discounting estimated after-tax earnings over their remaining useful lives using the multi-period excess earnings method, that are representative of those a market participant would use in estimating fair value. The Company recorded amortization of intangible assets with finite lives are computed using the straight-line method over the estimated useful lives as below:

Intangible Assets	Estimated Useful Lives (month)
Edward-Developed Technology	84
Edward-Customer Relationships	144
Edward-Trade Names	84
TWEW-Customer Relationships	120

During the years ended December 31, 2024 and 2023, the Company incurred accumulated amortization expenses of $52,928 and nil, respectively.

NOTE 9 — PREMIUM FINANCE

On July 31, 2023, the Company entered into a Premium Finance Agreement (the “Premium Finance Agreement”) with National Partners PFco, LLC. Pursuant to the Premium Finance Agreement, the Company borrowed $221,139 for the purchase of its directors and officers insurance, at an annual interest rate of 7.75%. On April 1, 2024, the Company repaid the above loan in full.

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

Interest expenses incurred related to the Premium Finance Agreement were $5,792 and $5,974 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the balance of premium finance was 120,461 and 148,621, respectively.

NOTE 10 — LONG-TERM BORROWINGS

Long-term borrowings consisted of the following:

	December 31,	December 31,
	2024	2023
Small Business Administration(1)	$468,542	$479,124
Thread Capital Inc.(2)	176,055	198,488
Total long-term borrowings	$644,597	$677,612

Current portion of long-term borrowings	$34,577	$32,887

Non-current portion of long-term borrowings	$610,020	$644,725
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

The future maturities of the SBA loan as of December 31, 2024 were as follows:

Fiscal Years	Future repayment
2025	$11,024
2026	11,474
2027	11,942
2028	12,429
2029	12,937
Thereafter	408,736
Total	$468,542
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

The future maturities of the loan from Thread Capital as of December 31, 2024 were as follows:

Fiscal Years	Future repayment
2025	$23,553
2026	24,881
2027	26,285
2028	27,768
2029	29,334
Thereafter	44,234
Total	$176,055

For the above-mentioned long-term borrowings, the Company recorded interest expenses of $29,462 and $31,197 for the years ended December 31, 2024 and 2023, respectively.

NOTE 11 — STOCK BASED COMPENSATION

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

Nonvested shares

On September 30, 2024, the compensation committee of the Company’s board of directors approved the grant of 18,750 and 54,062 shares of Class A common stock to one director and six employees, respectively, vesting ratably on each of the first three anniversaries of the grant date. Subsequently, on November 30, 2024, the compensation committee of the Company’s board of directors approved the grant of 6,250 shares of Class A common stock to one employee.

A summary of the nonvested shares activity for the nine months ended December 31, 2024 is as follows:

		Weighted
	Number of	Average Grant
	non-vested	Date Fair Value
	Shares	Per Share (US$)
Outstanding as of December 31, 2023	—	—
Grant	156,250	3.33
Vested	(77,188)	3.39
Forfeited	—	—
Outstanding as of December 31, 2024	79,062	3.28

The fair value of vested and nonvested shares is determined by the market closing price of Class A common stock at the grant date. Accordingly, the Company recorded share-based compensation expenses of $277,345 for the year ended December 31, 2024.

As of December 31, 2024, total unrecognized compensation cost relating to nonvested shares was $243,278, which is to be recognized over a weighted average period of three years.

NOTE 12 — RELATED PARTY TRANSACTIONS

a. Nature of relationship with a related party

Name	Relationship with Our Company
Mr. Huan Liu	Chief Executive Officer (“CEO”) and Chairman of the Board of Directors
West Buy Media Inc.	100% owned by Mr. Huan Liu, CEO and Chairman of the Board of Directors

West Buy Media Inc., a North Carolina Corporation, served as the guarantor in connection with the Company’s operating lease signed on July 19, 2024 with an independent third party, Zina Development, LLC. West Buy Media Inc. provides guarantees to the Company’s full payment and performance of all obligations in connection with this lease (also see NOTE 7 — LEASES).

b.Due to a related party

	December 31,	December 31,
	2024	2023

Total	$—	$13,423

Amount due to a related party represents amounts due to the Company’s CEO and Chairman of the Board of Directors, Mr. Huan Liu, for funds borrowed for working capital purposes during the Company’s normal course of business. These payables are unsecured, non-interest bearing, and due on demand.

During the year ended December 31, 2023, the Company borrowed an aggregate of $45,798 from Mr. Huan Liu directly as working capital and used such funds to purchase vehicles and repaid $32,375 to Mr. Huan Liu. Accordingly, there was $13,423 remaining as of December 31, 2023. On February 15, 2024, the Company repaid the above balance in full.

NOTE 13 — INCOME TAXES

The Company and its operating subsidiaries in the United States are subject to federal and various state income taxes. The Company elected to file income taxes as a corporation instead of an LLC for the tax years ended December 31, 2020 through December 31, 2024.

(i)(Loss) before Income tax expense (benefit)

	For the Years Ended
	December 31,
	2024	2023
(Loss) from continuing operations before income taxes	$(3,448,016)	$(2,200,803)

(ii)	The components of the income tax provision were as follows:

	For the Years Ended
	December 31,
	2024	2023
Current:
Federal	$(128)	$—
State	5,200	—
Total current income tax provision	5,072	—
Deferred:
Federal	(203,120)	(447,697)
State	(17,774)	(41,221)
Total deferred income tax expenses (benefits)	(220,894)	(488,918)
Total income tax benefits	$(215,822)	$(488,918)

(iii)	Reconciliations of the statutory income tax rate to the effective income tax rate were as follows:

	For the Years Ended
	December 31,
	2024	2023
Federal income tax at the statutory rate	21.0%	21.0%
State statutory tax rate	6.3%	1.5%
Permanent Items	(0.1)%	(0.1)%
Change in valuation allowance	(19.9)%	—%
Other	(1.0)%	(0.2)%
Effective tax rate	6.3%	22.2%

(iv)	Deferred tax assets, net were composed of the following:

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$1,001,992	$47,905
Lease liability	398,757	—
Others	436,613	—
Total gross deferred tax assets	1,837,362	47,905

Less valuation allowance	(1,159,129)	—
Total deferred tax assets, net of valuation allowance	678,233	47,905

Deferred tax liabilities:
Intangible assets	(249,183)	—
Fixed assets	—	—
Right of use assets	(429,050)	—
Total deferred tax liabilities	(678,233)	—

Total deferred tax assets, net	$—	$47,905

The Company assesses deferred tax assets to determine whether they are realizable. As of December 31, 2024, the Company recorded a full valuation allowance against deferred tax assets, as it has generated a three-year cumulative pretax book loss and is forecasting a loss for 2025. Based on this evidence, realization of deferred tax assets is not considered more-likely-than-not at this time.

The Company records uncertain tax positions in accordance with ASC 740, using a two-step process to determine whether tax positions will be sustained. The Company has concluded that there are no uncertain tax positions requiring recognition as of December 31, 2024 and 2023.

The Company was not previously subject to the interest expenses limitation under §163(j) of the U.S. Internal Revenue Code, due to the small business exemption. Its average annual gross receipts for the three tax years preceding 2022 do not exceed the relevant threshold amount ($27 million for 2022). The Company no longer met the small business exception in 2024, but it meets one of the other exceptions to the §163(j) limitation, “floor plan financing indebtedness” (indebtedness used to finance the acquisition of motor vehicles held for sale or lease or secured by such inventory) and will therefore continue to be exempt from the §163(j) interest expenses limitation in 2024.

The Company monitors tax law changes and has determined that no recent changes materially impact the financial statements.

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

Credit risk

As of December 31, 2024 and 2023, all of the Company’s cash was on deposit at financial institutions in the U.S., which are insured by the Federal Deposit Insurance Corporation subject to certain limitations. The Company has not experienced any losses in such accounts.

As of December 31, 2024, accounts receivable related to the discontinued parallel-import vehicle business, including the associated credit risk, have been reclassified to “Current Assets of Discontinued Operations” in the consolidated balance sheets. Accordingly, the remaining accounts receivable presented in continuing operations are solely related to the Company’s logistics and warehousing business. These receivables are subject to the Company’s credit risk assessment under ASC 326, and no allowance for credit losses was recorded as of December 31, 2024 and 2023.

Concentrations

Parallel-import automobile dealers were the Company’s major customers during the year ended December 31, 2023. The Company has undergone a business transformation since the acquisition of Edward, which happened in February 2024 (see also NOTE 8 — Intangible Asset and Goodwill). As of the date of this Annual Report, the Company’s logistic and warehousing business is still in its early stage.

For the year ended December 31, 2024, two parallel-import car dealers accounted for 100% (87.7% and 12.3% respectively) of the Company’s revenue from parallel-import vehicles. For the year ended December 31, 2023, three parallel-import car dealers accounted for 98.0% (58.1%, 28.2%, and 11.7%, respectively) of the Company’s total revenue.

As of December 31, 2024, three parallel-import car dealers in the Company’s parallel-import vehicles segment accounted for 92.0% (58.1%, 18.4%, and 15.4%, respectively) of the accounts receivable balance.

As of December 31, 2023, three parallel-import car dealers accounted for approximately 98.0% (58.1%, 28.2%, and 11.7%, respectively) of the accounts receivable balance.

During the year ended December 31, 2024, the Company did not purchase any vehicles. During the year ended December 31, 2023, one U.S.-based automobile dealership accounted for approximately 8.8% of the Company’s total purchases.

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

On May 14, 2024, the Company entered into a placement agency agreement with AC Sunshine Securities LLC on a best efforts basis, relating to the Company’s public offering (the “May Offering”) of 825,625 shares of Class A common stock for a price of $9.92 per share, less certain placement agent fees. On the same day, the Company entered into a securities purchase agreement with purchasers identified therein. On May 15, 2024, the Company closed the May Offering pursuant to the prospectus included in its registration statement on Form S-1, as amended (File No. 333–276300), which was initially filed with the SEC on December 28, 2023, and declared effective by the SEC on April 26, 2024, and a registration statement on Form S-1 (File No. 333–279388) filed on May 13, 2024, pursuant to Rule 462(b) of the Securities Act of 1933, as amended. The May Offering resulted in gross proceeds to the Company of approximately $8.19 million, before deducting placement agent fees and other offering expenses and fees.

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

Reverse Stock Split

At a special stockholders’ meeting held on September 30, 2024, the Company’s stockholders approved the Company’s Fourth Amended and Restated Articles of Incorporation to authorize a reverse stock split. Subsequently, on October 7, 2024, the Company’s board of directors approved the Reverse Stock Split and filed its Fourth Amended and Restated Articles of Incorporation with the State of North Carolina pursuant to North Carolina Revised Statutes 55-8-21 on October 8, 2024. The Reverse Stock Split took effect on October 21, 2024. Starting on October 24, 2024, the Company’s Class A common stock began trading on the Nasdaq Capital Market on a post-split basis. All share information included on Form 10-K has been retrospectively adjusted to reflect the Reverse Stock Split as if it had occurred as of the earliest period presented.

On November 27, 2024, the Company entered into a stock purchase agreement with TWEW and its stockholders (the “TWEW Seller”). Pursuant to the Agreement, the Company agreed to acquire 100% of the shares in TWEW from the TWEW Seller (the “TWEW Acquisition”) for a total purchase price that included a cash payment of $200,000 and the issuance of 469,484 shares of the Company’s unregistered Class A common stock, valued at $800,000. On December 19, 2024, the Company closed the TWEW Acquisition and issued 469,484 shares accordingly.

As of December 31, 2024, there were 2,672,011 shares of Class A common stock and 546,875 shares of Class B common stock issued and outstanding.

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
				Shares Issuable & terminated as of
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

There were no warrant shares remaining as of December 31, 2024.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

On February 23, 2023, the Company filed a complaint in the New York Supreme Court, New York County, against Stefanie A. Rehfeld (the “Defendant”), alleging that she breached an independent contractor agreement with the Company by misappropriating a vehicle that she had acquired and was contractually obliged to deliver to the Company in exchange for a commission. On April 25, 2023, the court granted the Company’s motion for summary judgment on its causes of action seeking specific performance and contractual indemnification. The Company has successfully recovered the vehicle and received its title. On August 7, 2024, the court conducted an inquest and awarded the Company $64,359.22 in fees and costs. The final judgment was entered on January 14, 2025. To enforce the judgment, the Company initiated post-judgment collection efforts. On January 23, 2025, the Company served subpoenas and restraining notices on the Defendant’s bank and employers.

NOTE 17 — SUBSEQUENT EVENTS

On January 7, 2025 and January 29, 2025, the Company entered into two one-year unsecured short-term agreements with Asia Finance Investment Limited, with principal amounts of the loans $100,000 and $300,000, respectively, bearing an annual interest rate of 12.0% and set to mature in 12 months.

On March 3, 2025, the Company’s Board of Directors approved the discontinuation of the Company’s parallel-import vehicle business, including but not limited to the cessation of all activities related to such business, the exit from this business segment, disposal of inventory, and winding down of operations in compliance with applicable legal and regulatory requirements. The Company’s management was authorized to take any commercially reasonable actions to attempt recovery, but no further operational resources shall be allocated to the pursuit of such debts unless deemed feasible by the Company’s officers.