Form 10-Q
period 2025-03-31
CHEETAH NET SUPPLY CHAIN SERVICE INC.
filed 2025-05-05
CIK 1951667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

N/A

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

As of May 5, 2025, there were 2,672,011 shares of Class A common stock, par value $0.0001 per share, outstanding.

Cheetah Net Supply Chain Service Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2025

i

CHEETAH NET SUPPLY CHAIN SERVICE INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$324,142	$1,650,962
Accounts receivable	59,059	47,976
Loan receivable	9,114,695	6,088,295
Other receivable	500,862	370,696
Prepaid expenses and other current assets	247,188	338,642
Current assets of discontinued operations	—	2,540,501
TOTAL CURRENT ASSETS	10,245,946	11,037,072
NONCURRENT ASSETS:
Property, plant, and equipment, net	388,513	398,395
Operating lease right-of-use assets	1,693,790	1,836,521
Deferred tax assets, net	600	—
Intangibles, net	1,035,000	1,063,072
Goodwill	1,044,394	1,044,394
Other non-current assets	100,000	—
TOTAL ASSETS	$14,508,243	$15,379,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,010	$18,992
Current portion of long-term debt	35,013	34,577
Loan payable from premium finance	60,871	120,461
Tax payable	5,200	—
Operating lease liabilities, current	524,140	438,351
Accrued liabilities and other current liabilities	257,388	217,980
Current liabilities of discontinued operations	—	52,900
TOTAL CURRENT LIABILITIES	915,622	883,261
NONCURRENT LIABILITIES:
Long-term debt, net of current portion	600,634	610,020
Operating lease liabilities, net of current portion	1,112,039	1,268,501
TOTAL LIABILITIES	$2,628,295	$2,761,782

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 3,218,886 and 1,119,750 shares issued and outstanding, including*:
Class A common stock, $0.0001 par value, 891,750,000 shares authorized, 2,672,011 and 604,125 shares issued and outstanding	267	267
Class B common stock, $0.0001 par value, 108,250,000 shares authorized, 546,875 and 515,625 shares issued and outstanding	55	55
Additional paid-in capital	17,314,146	17,297,961
Accumulated deficit	(5,434,520)	(4,680,611)
TOTAL STOCKHOLDERS’ EQUITY	11,879,948	12,617,672

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,508,243	$15,379,454
*	Retrospectively adjusted for the reverse split of the Company’s common stock at a ratio of 1-for-16, which took effect on October 21, 2024 (the “Reverse Stock Split”). See also Note 15.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2025	2024**

	(Unaudited)
REVENUE	$479,799	$76,834

COST OF REVENUE	423,543	42,500

GROSS PROFIT	56,256	34,334

OPERATING EXPENSES
General and administrative expenses	1,000,519	767,642
Share-based compensation expenses	16,185	—
TOTAL OPERATING EXPENSES	1,016,704	767,642

LOSS FROM OPERATIONS	(960,448)	(733,308)

OTHER INCOME (EXPENSES)
Interest income	208,090	28,930
Interest expenses	(8,812)	(8,305)
Other income	12,616	621
OTHER INCOME, NET	211,894	21,246

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(748,554)	(712,062)

Income tax provision (benefits)	5,355	(245,714)

LOSS FROM CONTINUING OPERATIONS	(753,909)	(466,348)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX**	—	(142,582)

NET LOSS	$(753,909)	$(608,930)
Loss from continuing operations per ordinary share - basic and diluted*	$(0.23)	$(0.40)
Loss from discontinued operations per ordinary share - basic and diluted*	$0.00	$(0.12)
Loss per share - basic and diluted*	$(0.23)	$(0.52)
Weighted average shares - basic and diluted*	3,218,886	1,171,307

*Retrospectively adjusted for the Reverse Stock Split. See also Note 15.

**

Reclassification- certain reclassifications have been made to the financial statements for the period ended March 31, 2024, to conform to the presentation for the discontinued operations, with no effect on previously reported net income (loss). See Note 5.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock*
	Class A		Class B		Additional			Total
	Common		Common		paid-in	Subscription	Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Deficit	Equity
Balance, December 31, 2024	2,672,011	$267	546,875	$55	$17,297,961	$—	$(4,680,611)	$12,617,672
Share-based compensation expenses	—	—	—	—	16,185	—	—	16,185
Net loss from continuing operations for the year	—	—	—	—	—	—	(753,909)	(753,909)
Balance, March 31, 2025	2,672,011	$267	546,875	$55	$17,314,146	$—	$(5,434,520)	$11,879,948

	Common Stock*
	Class A		Class B		Additional			Total
	Common		Common		paid-in	Subscription	Retained Earnings	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	(Accumulated Deficit)	Equity
Balance, December 31, 2023	604,125	$60	515,625	$52	$6,996,275	$(600,000)	$508,241	$6,904,628

Termination of equity classified warrant	—	—	—	—	(78,125)	—	—	(78,125)
Issuance of common stock for acquisition	79,521	8	—	—	899,992	—	—	900,000
Net loss from continuing operations for the year	—	—	—	—	—	—	(466,348)	(466,348)
Net loss from discontinued operations for the year	—	—	—	—	—	—	(142,582)	(142,582)

Balance, March 31, 2024	683,646	$68	515,625	$52	$7,818,142	$(600,000)	$(100,689)	$7,117,573
*	Retrospectively restated for effect of the Company’s amended and restated articles of incorporation and bylaws and share reverse split on October 24, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2025	2024

	(Unaudited)
Cash flows from operating activities:
Net Loss	$(753,909)	$(608,930)
Less: Loss from discontinued operations, net of tax	—	(142,582)
Loss from continuing operations	(753,909)	(466,348)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	9,882	2,171
Amortization of operating lease right-of-use assets	79,730	38,560
Amortization of Intangible Assets	28,071	8,714
Share-based compensation expenses	16,185	—
Deferred income tax benefits	—	(247,343)
Changes in operating assets and liabilities:
Accounts receivable	(11,083)	11,890
Other receivables	(230,166)	(672,295)
Prepaid expenses and other current assets	90,856	(35,785)
Other payables and other current liabilities	5,734	41,152
Operating lease liabilities	(7,674)	(8,475)
Cash used in operating activities-continuing operations	(772,374)	(1,470,341)
Cash provided by operating activities-discontinued operations *	2,540,500	3,166,058
Net cash provided by operating activities	1,768,126	1,695,717

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(220,117)
Loans made to third parties	(3,075,400)	—
Loans repayment received from third parties	49,000	172,500
Cash used in investing activities-continuing operations	(3,026,400)	(47,617)
Net cash used in investing activities	(3,026,400)	(47,617)

Cash flows from financing activities:
Cash paid for warrant termination	—	(78,125)
Repayments of premium finance	(59,590)	(73,713)
Repayments of long-term borrowings	(8,949)	(8,068)
Borrowing from a related party	—	(13,423)
Cash provided by financing activities-continuing operations	(68,539)	(173,329)
Cash used in financing activities-discontinued operations*	—	(1,004,565)
Net cash used in financing activities	(68,539)	(1,177,894)

Net (decrease) increase in cash	(1,326,813)	470,206
Cash, beginning of year	1,650,955	432,998
Cash, end of year	324,142	903,204
Cash of continuing operations	$324,142	$903,204

Supplemental cash flow information
Cash paid for income taxes	$155	$—
Cash paid for interests	$8,812	$7,552
Noncash Financing and investing activities:
Fair value of common stock issued for acquisition	$—	$1,700,000
*

Reclassification- certain reclassifications have been made to the financial statements for the three months ended March 31, 2024, to conform to the presentation for the discontinued operations, with no effect on previously reported net income (loss). See Note 5.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Cheetah Net Supply Chain Service Inc. (“Cheetah Net,” the “Company,” “we,” “our,” and “us”), formerly known as Yuan Qiu Business Group LLC, was established under the laws of the State of North Carolina on August 9, 2016 as a limited liability company (“LLC”). On March 1, 2022, the Company filed articles of incorporation including articles of conversion with the Secretary of State of the State of North Carolina to convert from an LLC to a corporation, and changed its name to Cheetah Net Supply Chain Service Inc. The Company holds 100% of the equity interests in the following entities:

●	(i) Allen-Boy International LLC (“Allen-Boy”), an LLC organized on August 31, 2016 under the laws of the State of Delaware, which was acquired by Cheetah Net from Yingchang Yuan, the previous owner of Allen-Boy who beneficially owns 1,200,000 shares of Class A common stock of Cheetah Net, for a total consideration of $100 on January 1, 2017. Allen-Boy did not have any business activities until acquired by Cheetah Net. Allen-Boy previously engaged in the parallel-import vehicle dealership business, which the Company discontinued in March 2025.
●	(ii) Pacific Consulting LLC (“Pacific”), an LLC organized on January 17, 2019, under the laws of the State of New York, which was acquired by Cheetah Net from Yingchang Yuan, the previous owner of Pacific who beneficially owns 1,200,000 shares of Class A common stock of Cheetah Net, for a total consideration of $100 on February 15, 2019. Pacific did not have any business activities until acquired by Cheetah Net. Pacific previously engaged in the parallel-import vehicle dealership business, which the Company discontinued in March 2025. The Company intends to dissolve Pacific during the second quarter of fiscal year 2025.
●	(iii) Entour Solutions LLC (“Entour”), an LLC organized on April 8, 2021 under the laws of the State of New York, which was acquired by Cheetah Net from Daihan Ding, the previous owner of Entour, for a total consideration of $100 on April 9, 2021. Entour did not have any business activities until acquired by Cheetah Net. Entour previously engaged in the parallel-import vehicle dealership business, which the Company discontinued in March 2025. The Company intends to dissolve Entour during the second quarter of fiscal year 2025.
●	(iv) Cheetah Net Logistics LLC (“Logistics”), an LLC organized on October 12, 2022 under the laws of the State of New York, whose previous sole member and owner, Hanzhang Li, the previous owner of Logistics, for a total consideration of $100, assigned all his membership interests in Logistics to Cheetah Net on October 19, 2022. Logistics previously engaged in the parallel-import vehicle dealership business, which the Company discontinued in March 2025. The Company intends to dissolve Logistics during the second quarter of fiscal year 2025.
●	(v) Edward Transit Express Group Inc. (“Edward”), a corporation incorporated on July 14, 2010 under the laws of the State of California, whose previous sole shareholder and owner, Juguang Zhang, transferred all his right, title, and interest in and to all of the issued and outstanding equity interests of Edward to Cheetah Net for a total consideration of $1,500,000, consisting of a $300,000 cash payment and Cheetah Net’s Class A common stock initially valued at $1.2 million through a stock purchase agreement dated January 24, 2024, as amended. The fair value of stock consideration was determined to be $900,000. (See Note 8). As of the date of this quarterly report, Edward is engaged in logistics and warehousing services.
●	(vi) TW & EW Services Inc. (“TWEW”), a corporation incorporated on February 27, 2020 under the laws of the State of California, whose previous shareholders and owners transferred all their rights, titles, and interests in and to all of the issued and outstanding equity interests of TWEW to Cheetah Net for a total consideration of $1.0 million, consisting of a $200,000 cash payment and Class A common stock valued at $800,000 through a stock purchase agreement dated November 27, 2024. The TWEW acquisition was closed on December 19, 2024. As of the date of this quarterly report, TWEW is engaged in logistics and labor services to strengthen the Company’s position in the logistics sector.

●	(vii) NexTrade International LLC (“NexTrade”), a limited liability company organized on September 13, 2024 under the laws of the State of Delaware. NexTrade holds 100% of the ownership interests in Naiside (Shenzhen) International Trading Co., Ltd., a limited liability company organized on December 3, 2024 under the laws of the PRC. On December 19, 2024, the Company entered into a membership interest purchase agreement with Pingzheng Li, the then 100% owner of NexTrade, pursuant to which the Company purchased the 100% membership interests in NexTrade for the consideration of $1. The transaction closed on the same day. As of the date of this quarterly report, NexTrade is not engaged in any business operations.
●	(viii) Cheetah Net Supply Chain Service Ltd (“Cheetah BVI”), a corporation incorporated on March 28, 2025 under the laws of the British Virgin Islands. As of the date of this quarterly report, Cheetah BVI is not engaged in any business operations.

On September 30, 2024, the Company’s stockholders approved its fourth amended and restated articles of incorporation, which authorizes a reverse stock split of the issued shares of its common stock, par value $0.0001 per share, at a ratio ranging from 1-for-10 to 1-for-30, as determined at the discretion of the Company’s board of directors. On October 7, 2024, the Company’s board of directors (“Board”) approved a reverse stock split of the Company’s common stock at a ratio of 1-for-16. On October 21, 2024, the Company effectuated a reverse stock split of its common stock at a ratio of 1-for-16. Following such reverse split, each 16 shares of the Company’s common stock outstanding were automatically combined into one new share of common stock. No fractional shares were issued in connection with the reverse split; any fractional shares resulting from the reverse split were rounded up to the nearest whole share. The par value per share of the Company’s common stock remained unchanged. The Company’s Class A common stock started trading on a post-split basis on October 24, 2024, at which time the Class A common stock was assigned a new CUSIP number (16307X202). All share information included in this quarterly report has been retrospectively adjusted to reflect the Reverse Stock Split as if it had occurred as of the earliest period presented.

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

These market challenges led to a decline in parallel-import vehicle sales by 30.5% in 2023 and a reduction in net income by 83.6% compared to 2022. The decline accelerated in 2024, and the Company’s vehicle sales decreased from 82 units in the first three months of fiscal year 2023 to 13 units in the first three months of 2024, representing a 86.0% decrease in revenue. The Company’s vehicle sales decreased from 303 units in 2023 to 14 units in 2024, resulting in a 95.7% drop in revenue from $38.3 million in 2023 to $1.6 million in 2024.In addition, the financial strains on the Company’s customers made it increasingly difficult to collect outstanding receivables. While the Company successfully recovered $4.0 million in 2024 and collected additional $2.5 million from the five aged accounts as of the date of the annual report for 2024, the remaining $1.6 million from two customers was determined to be uncollectible, as a result, the management recorded as a credit loss of $1.6 million for the year ended December 31, 2024.

As the parallel-import vehicle market conditions continued to deteriorate and sales activity in this segment ceased, management determined that the business no longer had a sustainable path forward. On March 3, 2025, the Board formally approved the discontinuation of the parallel-import vehicle business. In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the Company determined that the parallel-import vehicle segment met the conditions for reporting as a discontinued operation during the year ended December 31, 2024. As a result, all financial results associated with this business have been reclassified as discontinued operations in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and the consolidated financial statements for the year ended December 31, 2024 presented. For additional financial details regarding discontinued operations, refer to Note 5-Discontinued Operations.

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

The Company’s subsidiary, TWEW, specializes in general labor support services and logistics coordination, providing workforce solutions and operational efficiency tools tailored to the logistics and labor sectors. TWEW’s expertise in labor management and logistical support enables the Company to streamline operations, expand service offering, and enhance market position. As of the date of this quarterly report, the Company is undergoing a business transformation of its business model. The Company is shifting its business focus from parallel-import vehicle sales to logistics and warehousing services. Management continues to focus on improving operational efficiencies and expanding its market presence of the two acquired businesses. The transformation of the Company’s business model could have a material and adverse effect on the Company’s business, financial condition, and results of operations. The business shift may take longer time than expected to generate ideal profits depending on factors from the business environment and operation management and market expansion.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments as necessary for the fair statement of the Company’s financial position as of March 31, 2025 and 2024, and results of operations and cash flows for the three months ended March 31, 2025 and 2024. The consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP. The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal years. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes for the year ended December 31, 2024. The accounting policies applied are consistent with those of the audited consolidated financial statements for the preceding fiscal year. Results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full fiscal year or for any future period. The Company’s fiscal year end date is December 31.

Going Concern Consideration

The Company’s unaudited condensed consolidated financial statements are prepared assuming that the Company will continue as a going concern.

For the three months ended March 31, 2025, the Company reported a net operating loss of approximately $0.7 million. Net cash provided by operating activities was approximately $1.8 million, with an approximately $2.5 million of positive cash flows from discontinued operations, partially offset by $0.7 million cash used in operating activities-continuing operations due to the ongoing transition to the logistics and warehousing business. The Company may continue to incur operating losses and generate negative cash flow. These factors may raise doubts about the Company’s ability to continue as a going concern.

As of March 31, 2025, the Company had cash and cash equivalents of approximately $0.3 million and a working capital balance of $9.3 million, including a loan receivable of $9.1 million due from third parties within a year.

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements – Going Concern. This evaluation considered the Company’s current financial condition, expected cash flows, obligations due within the next 12 months, and available sources of liquidity.

While management understands that the ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its new business strategy and eventually attain profitable operations, management has concluded that there are no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these consolidated financial statements. Accordingly, the Company’s unaudited condensed consolidated financial statements as of March 31, 2025 have been prepared on a going concern basis.

Use of estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, allowance credit losses of accounts receivables, the revenue recognition, impairment of long-lived assets, and the realization of deferred tax assets. Actual results could differ from those estimates.

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

Risks and uncertainties related to the Company’s business include, but are not limited to, the following:

●	The business shift from parallel-import vehicle sales to logistics and warehousing services may depend on factors from the business environment to operation management and market expansion;
●	The government policies on ocean freight business and tariff policy may reduce the market demand for the freight, logistics, and warehousing business, and thus negatively affect the Company’s business and growth prospects;
●	The logistics and warehousing business depend highly on the limited customers and third-party transportation and labor providers;
●	The competition of logistics and warehousing industry dependent on factors such as service quality, speed reliability, and pricing may limit the Company’s expanding non-vehicle logistics warehousing revenue, and its success in these areas will depend on its ability to develop and scale an effective salesforce to market these services to international trading companies in the U.S. and the PRC; and
●	Recent changes in the U.S. and international trade policies and tariffs on imports and exports, particularly the trade tensions between China and the U.S., have been intensified and may become worse in the future, resulting in the imposition of more tariffs or other trade restrictions, and may adversely impact our business and operating results.

The Company’s business, financial condition, and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics, and other catastrophic incidents, which could significantly disrupt the Company’s operations.

Cash and cash equivalents

Cash and cash equivalents consist of cash in bank and interest-bearing certificates of deposit with an initial term of three months when purchased. As of March 31, 2025 and December 31, 2024, all cash and cash equivalents were related to continuing operations.

	March 31,	December 31,
	2025	2024
	(Unaudited)
Cash held in Current Accounts	$324,142	$627,924
Certificate of Deposit	—	1,023,038
Total cash and cash equivalents shown in the statements of cash flows	$324,142	$1,650,962

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

As a result of the Company’s decision to discontinue the parallel-import vehicles business, the entire accounts receivable balance of $2,540,501 as of December 31, 2024 was reclassified to “Current Assets of Discontinued Operations” in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations.

During the three months ended March 31, 2025 and 2024, no allowance for credit losses on accounts receivable from continuing operations was recorded. (See Note 5 – Discontinued Operations for further details.)

Loan receivable

The Company’s loans receivable, which consist of loans to third parties, are recognized at the point of loan disbursement, initially measured at fair value, primarily reflecting the disbursed amount and associated transaction costs. Both secured and unsecured lending are encompassed in these receivables, with terms including varying interest rates and maturity dates. Subsequently, these receivables are measured at amortized cost using the effective interest method, which ensures the accurate recognition of interest income over the loan period. The interest rates for these loans may be subject to change based on the terms of loan agreements. Periodic reviews of the loan portfolio are conducted to assess for impairment, utilizing the expected credit loss model. This approach considers historical credit loss experience, current conditions, and reasonable forecasts in estimating potential credit losses. As of March 31, 2025 and December 31, 2024, no impairment allowance was recorded for the loan receivable.

Property, plant, and equipment, net

Property, plant, and equipment, net are stated at cost less accumulated depreciation and impairment charges. Depreciation is calculated primarily based on the straight-line method (after taking into account their respective estimated residual values) over the estimated useful lives of the assets:

Property, plant, and equipment	Estimated useful life
Motor vehicles	10 years
Leasehold improvements	3-6 years

Expenditures for maintenance and repairs, which do not materially extend the useful lives of the assets, are charged to expenses as incurred. Expenditures for major renewals and betterments which substantially extend the useful life of assets are capitalized.

Intangible assets, net

The Company recorded intangible assets with the acquisitions of Edward and TWEW during the first quarter and the fourth quarter of 2024, respectively (see Note 8- Intangible Asset and Goodwill). Intangible assets consist of developed technology, customer relationships, and trade names, which are amortized on a straight-line basis or over their respective useful lives using patterns that reflect the economic benefits the assets are expected to realize. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

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

The Company did not recognize any impairment to intangible assets for the three months ended March 31, 2025 and 2024.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, loans receivable, loans payable, and other payables and other current liabilities, approximated the fair value of the respective assets and liabilities as of March 31, 2025 and December 31, 2024 based upon the short-term nature of the assets and liabilities.

The Company applied level 3 to obtain the fair value of intangible assets and goodwill. See NOTE 8 — Intangible Asset and Goodwill.

The Company believes that the carrying amount of long-term loans approximated fair value as of March 31, 2025 and December 31, 2024 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

Leases

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 842, Leases (“Topic 842”). The Company leases office space, which is classified as operating leases in accordance with Topic 842. Under Topic 842, lessees are required to recognize the following for all leases (with the exception of short-term leases, usually with an initial term of 12 months or less) on the commencement date: (i) lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) right-of-use (“ROU”) asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The ROU asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All ROU assets are reviewed for impairment annually. There was no impairment for ROU lease assets for the three months ended March 31, 2025 and 2024.

Additionally, the Company elected a short-term lease exception policy, which allows entities to not apply the new standard to short-term leases (i.e., leases with terms of 12 months or less) and a hindsight policy, which allows an entity to include current considerations for existing leases when determining initial lease terms.

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

For the three months ended March 31, 2025 and 2024, the Company did not record any impairment.

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

In 2024, the Company generated revenue from the parallel-import vehicle dealership and logistics and warehousing services. Revenue from the parallel-import vehicle dealership business is generated from the sales of parallel-import vehicles to both domestic and overseas parallel-import vehicle dealers. It purchases automobiles from the U.S. market through its team of professional purchasing agents, and resells them to parallel-import vehicle dealers in the U.S. and the PRC. In accordance with ASC 606, the Company recognizes revenue at the point in time when the performance obligation has been satisfied and control of the vehicles has been transferred to the dealers. For sales to U.S. domestic parallel-import car dealers, revenue is recognized when a vehicle is delivered, and its title has been transferred to the dealers. For overseas sales, the Company sells vehicles under Cost and Freight (“CFR”) shipping point terms, and revenue is recognized when a vehicle is loaded on a cargo ship and its title has been transferred to the dealers. The Company accounts for the revenue generated from sales of vehicles on a gross basis as the Company is acting as a principal in these transactions, is subject to inventory risk, has latitude in establishing prices, and is responsible for fulfilling the promise to provide customers the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. All of the Company’s contracts have one single performance obligation as the promise is to transfer the individual vehicle to parallel-import vehicle dealers, and there is no separately identifiable other promise in the contracts. The Company’s vehicles are sold with no right of return and the Company does not provide other credits or sales incentives to parallel-import car dealers. Historically, no customer returns have occurred. Therefore, the Company did not provide any sales return allowances for the three months ended March 31, 2024.

The Company generates revenues from freight forwarding services provided by Edward and general labor and logistics provided by TWEW to corporate and retail clients, including transportation, cargo warehousing, freight forwarding, labor service, and cargo loading and unloading. Revenue for freight forwarding services generated by Edward, both export and import, is recognized when the services are provided. The Company’s role as the principal in these services involves managing the process up to the point where control is transferred based on contractual terms, allowing revenue recognition on a gross basis throughout the transit period. For warehousing services, revenue is primarily derived from storage fees, which are recognized based on the actual number of days the goods are stored in the warehouse while awaiting further transportation. Across all operations, the Company maintains a principal position, controlling the goods and services, bearing inventory and pricing risks, and fulfilling performance obligations directly. Each contract is typically structured with a single performance obligation without allowances for returns or sales incentives. There were no provisions for sales return allowances based on historical experiences of no returns.

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

	For the Three Months Ended
	March 31,
	2025	2024
	(Unaudited)
U.S. domestic market	$464,883	$49,479
Overseas market	14,916	27,355
Total revenue	$479,799	$76,834

For the three months ended March 31, 2025, total revenue from continuing operations was $479,799, an increase from $76,834 for the same period in 2024. This growth was primarily driven by the acquisition of TWEW in November 2024, whose operations are entirely focused on the U.S. domestic market.

Cost of Revenues

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

General and Administration Expenses

The Company’s general and administrative expenses for the continuing operations primarily include employee salaries and benefits, depreciation and amortization, office lease expenses, travelling and entertainment expenses, legal and consulting fees, insurance and other miscellaneous administrative expenses. For the three months ended March 31, 2025 and 2024, general and administration expenses for the continuing operations were $1,000,519 and $767,642, respectively.

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

The Company assesses deferred tax assets to determine whether they are realizable. As of March 31, 2025 and December 31, 2024, the Company recorded a full valuation allowance against deferred tax assets, as it has generated a three-year cumulative pretax book loss and is forecasting a loss for 2025. Based on this evidence, realization of deferred tax assets is not considered more-likely-than-not at this time.

The Company records uncertain tax positions in accordance with ASC 740, using a two-step process to determine whether tax positions will be sustained. The Company has concluded that there are no uncertain tax positions requiring recognition as of March 31, 2025 and December 31, 2024.

The Company is not subject to the Section 163(j) interest expense limitation, as it qualifies for an exception due to floor plan financing indebtedness.

The Company monitors tax law changes and has determined that no recent changes materially impact the financial statements.

The Company and its U.S. operating subsidiaries are subject to the U.S. tax laws. The Company elected to file income taxes as a corporation instead of an LLC for the tax years ended December 31, 2020 through December 31, 2021. As of March 31, 2025, the Company’s consolidated income tax returns for the tax years ended December 31, 2021 through December 31, 2024 remained open for statutory examination by U.S. tax authorities.

(Loss) Earnings per share

The Company computes (loss) earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended March 31, 2025 and 2024, there were no dilutive shares outstanding, as presented in the tables below:

	March 31, 2025
	Loss	Share	Per share amount
Basic and diluted EPS
Loss from continuing operations per ordinary share	$(753,909)	3,218,886	$(0.23)
Loss from discontinued operations per ordinary share	—	3,218,886	0.00
Loss from operations per ordinary share	$(753,909)		$(0.23)

	March 31, 2024
	Income (loss)	Share	Per share amount
Basic and diluted EPS
Loss from continuing operations per ordinary share	$(466,348)	1,171,307	$(0.40)
Loss from discontinued operations per ordinary share	(142,582)	1,171,307	(0.12)
Loss from operations per ordinary share	$(608,930)		$(0.52)

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

Segment reporting

The Company uses the management approach in determining reportable operating segments. The management approach considers the internal reporting used by the Company’s chief operating decision maker for making operating decisions about the allocation of resources of the segment and the assessment of its performance in determining the Company’s reportable operating segments. The Company reported two operating segments: the parallel-import vehicle business and logistics and warehousing services in 2024. Following the discontinuation of the parallel-import vehicles business, during the three months ended March 31, 2025, the Company reported a single reportable segment on logistics and warehousing services.

Recent accounting pronouncements

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requires disclosures about significant segment expenses and additional interim disclosure requirements. This standard also requires a single reportable segment to provide all disclosures required by Accounting Standards Codification Topic 280. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively for all prior periods presented in the consolidated financial statements. The Company adopted ASU 2023-07 beginning January 1, 2025. The adoption did not have a material impact on its consolidated financial statements.

Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. The Company adopted ASU 2023-09 beginning January 1, 2025. The adoption did not have a material impact on its consolidated financial statements.

NOTE 3 — LOAN RECEIVABLE

Loan receivable consisted of the following:

	March 31,	December 31,
	2025	2024
	(Unaudited)
Short-term loan receivables	$9,114,695	$6,088,295

On June 20, 2024, the Company entered into a one- year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $1,000,000, bearing an annual interest rate of 12.0%, and is set to mature in 12 months. On July 23, 2024, the Company extended an additional unsecured short-term loan of $1,500,000 to Hongkong Sanyou Petroleum Co Limited under the same terms.

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

On October 2, 2024 and October 28, 2024, the Company entered into two one-year unsecured short-term loan agreements with Hongkong Sanyou Petroleum Co Limited, for the principal amount of the loan $1,000,000 and $1,000,000, respectively, bearing an annual interest rate of 12.0% and set to mature in 12 months.

On October 24, 2024, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $530,000. This loan accrues interest at a monthly rate of 1.0%, with a single lump-sum repayment due 12 months from the disbursement date.

On November 20, 2024, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $500,000. This loan carries an annual interest rate of 12.0% and is set to mature in 12 months.

On January 7, 2025, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $100,000. This loan accrues interest at a monthly rate of 1.0%, with a single lump-sum repayment due 12 months from the disbursement date. On January 29, 2025, the Company extended an additional unsecured short-term loan of $300,000 to Asia Finance Investment Limited under the same terms.

On March 5, 2025, the Company received an early repayment of $49,000 for the loan scheduled to mature on June 20, 2025.

On March 17, 2025, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $950,000. This loan carries an annual interest rate of 12.0% and is set to mature in 12 months.

On March 18, 2025, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $825,400. This loan accrues interest at a monthly rate of 1.0%, with a single lump-sum repayment due 12 months from the disbursement date. On March 19, 2025, the Company extended an additional unsecured short-term loan of $900,000 to Asia Finance Investment Limited under the same terms.

During the three months ended March 31, 2025 and 2024, the Company recorded interest income of $202,668 and $22,333 from short-term loan receivables, respectively.

NOTE 4 — OTHER RECEIVABLES

Other receivables consisted of the following:

	March 31, 2025	December 31, 2024
	(Unaudited)
Rent Deposit	$13,498	$112,751
Interest Receivable(1)	443,176	245,655
Others	44,188	12,290
Total Other Receivables	$500,862	$370,696
(1)	Interest receivable primarily relates to accrued interests from loan agreements disclosed in Note 3- Loan Receivable. For further details on the loan arrangements generating these interest receivables, refer to Note 3.

NOTE 5 — DISCONTINUED OPERATIONS

1) Loss from discontinued operations for the three months ended March 31, 2024 was as follows:

For the Three Months
Ended March 31,
2024

Revenue	$1,430,951

Cost of Revenue	1,440,234

Gross loss	(9,283)

Operating expenses
Selling, General and administrative expenses	78,840
Total operating expenses	78,840

Loss from discontinued operations	(88,123)

Other income (expenses)
Interest expenses	54,459
Other expenses, net	54,459

Loss from discontinued operations before income taxes	(142,582)

Income tax provision	—

Loss from discontinued operations	$(142,582)

On March 3, 2025, the Board approved the discontinuation of the Company’s parallel-import vehicles business authorizing the writing off of receivables, and winding down of operations in compliance with applicable legal and regulatory requirements. In accordance with ASC 205-20, Presentation of Financial Statements — Discontinued Operations, the Company determined that the parallel-import vehicle segment met the conditions for reporting as a discontinued operation. As a result, all financial results associated with this business have been reclassified as discontinued operations in the accompanying consolidated financial statements for the three months ended March 31, 2024.

For the three months ended March 31, 2024, revenue from discontinued operations was $1.4 million. The significant decline was due to the discontinuation of the Company’s parallel-import vehicles business.

Selling expenses related to the discontinued parallel-import vehicles business include salaries and benefits for the Company’s sales personnel, and ocean freight expenses, which are associated with shipping and delivery of vehicles to automobile dealers, are expensed as incurred. Total selling expenses of discontinued operations was $78,840 for three months ended March 31, 2024.

General and administrative expenses related to discontinued operations were operational expenses associated with sourcing, purchasing, and shipping vehicles, leading to improved financial performance in future periods.

Interest expenses of discontinued operations were $54,459 for the three months ended March 31, 2024, which were related to loan of inventory financing, loan of letter of credit financing, loan of dealer financing and revolving credit line of financing, all of which are classified under Current liabilities of discontinued operations. Further details on these financing arrangements are provided in “3) Current liabilities of discontinued operations.” The loans related were all paid off as of March 31, 2025.

2) Results of Discontinued Operations and Assets and Liabilities of Discontinued Operations

The major components of assets and liabilities related to discontinued operations are summarized below:

December 31,
2024
ASSETS
CURRENT ASSETS:
Accounts receivable, net*	$2,540,501
Other receivables**	—
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS	2,540,501

TOTAL ASSETS OF DISCONTINUED OPERATIONS	$2,540,501

LIABILITIES
CURRENT LIABILITIES:
Accrued expense and other liabilities	52,900
TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	52,900
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$52,900

*Accounts Receivable, net

Accounts receivable consisted of the following:

December 31,
2024

Accounts receivable
Parallel-import Vehicles	$4,130,047
Less: allowance of credit loss	(1,589,546)
Total accounts receivable, net	$2,540,501

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

**Other Receivables

Write-down of other receivables for discontinued operations include below:

December 31,
2024

Vehicle deposits (1)	$100,800
Sales tax deposits (2)	34,886
Other receivables	—
Less: allowance of credit loss	(135,686)
Total other receivables, net	$—

(1)Vehicle deposits were prepaid to suppliers for purchasing vehicles under the parallel-import vehicle business. Following the business discontinuation, certain deposits became unrecoverable due to supplier financial distress and contract terminations. The Company recognized a total expected credit loss of $100,800 on vehicle deposits for the discontinued operations during the year ended December 31, 2024.

(2)Sales tax receivables related to tax refunds and overpayments associated with vehicle transactions. Due to changes in tax policies and the cessation of vehicle sales, certain tax receivables became unrecoverable. The Company recognized a total credit loss of $34,886 for the discontinued operations during the year ended December 31, 2024.

3) Cash Flows from discontinued operations

	For the Three Months Ended
	March 31,
	2025	2024
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(753,909)	$(608,930)
Less: (Loss) income from discontinued operations, net of tax	—	(142,582)
(Loss) from continuing operations	(753,909)	(466,348)
Cash used in operations-continuing operations	(772,374)	(1,470,341)
Cash provided by operations-discontinued operations	2,540,500	3,166,058
Net Cash provided by operating activities	1,768,126	1,695,717

Cash flows from investing activities:
Cash used in investing activities-continuing operations	(3,026,400)	(47,617)
Net Cash used in investing activities	(3,026,400)	(47,617)

Cash flows from financing activities:
Cash used by financing activities-continuing operations	(68,539)	(173,329)
Cash used in financing activities-discontinued operations	—	(1,004,565)
Net Cash used in financing activities	$(68,539)	$(1,177,894)

NOTE 6 — PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	Estimated Useful Life
	in Years	March 31, 2025	December 31, 2024
		(Unaudited)
Motor Vehicles	10	$365,000	$365,000
Leasehold improvements*	3-6	60,795	60,795
Subtotal		425,795	425,795
Less accumulated depreciation		(37,282)	(27,400)
Property, plant, and equipment, net		$388,513	$398,395

During the three months ended March 31, 2025 and 2024, the Company recorded deprecation of $9,882 and $2,171, respectively.

There was no impairment loss during the three months ended March 31, 2025 and 2024.

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

On April 28, 2023, the Company entered a First Amendment to Lease Agreement (the “Amended Lease”) with one of its landlords, which amended a previous lease agreement between the two parties, whereby the Company leases office space from the landlord with an initial lease term from December 1, 2020 to December 31, 2023. Pursuant to the Amended Lease, the initial lease term was extended for a period commencing January 1, 2024 and expiring February 28, 2027, unless sooner terminated as provided in the Amended Lease. On January 10, 2025 and January 31, 2025, the Company sent two letters to the lessor requesting to terminate the lease, as the Company had vacated the property. As of the date of this quarterly report, the Company has ceased to pay rent per the Company's legal counsel advice.

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

The short-term lease runs month-to-month from January 1, 2024 to August 31, 2024. Both operating lease expenses and short-term lease expenses are recognized in general and administrative expenses. The components of lease expenses for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended
	March 31,
	2025	2024

	(Unaudited)
Lease expenses
Operating lease expenses	$177,763	$48,606
Short-term lease expenses	30,366	6,911
Total lease expenses	$208,129	$55,517

During the three months ended March 31, 2025 and 2024, the Company incurred total operating lease expenses of $177,763 and $48,606, respectively. The total lease expenses were $208,129 and $55,517 for the three months ended March 31, 2025 and 2024, respectively.

	March 31, 2025	March 31, 2024
	(Unaudited)
Right-of-use assets	$1,693,790	$797,888

Operating lease liabilities – current	$524,140	$148,916
Operating lease liabilities – non-current	1,112,039	634,538
Total operating lease liabilities	$1,636,179	$783,454

The weighted average remaining lease terms and discount rates for all operating leases were as follows for the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
	(Unaudited)
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	2.63	4.08
Weighted average discount rate *	5.2%	14.5%

*The Company used weighted average incremental borrowing rate of 5.2% per annum for its lease contracts based on the Company’s current borrowings from various financial institutions.

As of March 31, 2025, future maturities of lease liabilities were as follows:

Fiscal Years	Amount
(Unaudited)
2025 (from April 1, 2025 to December 31, 2025)	$514,114
2026	795,559
2027	517,765
Thereafter	126,976
Total lease payments	1,954,415
Less: imputed interest	(318,236)
Present value of lease liabilities	$1,636,179

NOTE 8 — INTANGIBLE ASSET AND GOODWILL

1)Acquisition of Edward

On January 24, 2024, Cheetah Net entered into a Stock Purchase Agreement to acquire 100% of the entity interests in Edward. The transaction closed on February 2, 2024. The gross purchase price was $1.5 million. Consideration paid consisted of $0.3 million of cash and the issuance of 79,521 shares of the Company’s Class A common stock with a fair value of $1.2 million. In accordance with ASC 805, Business Combinations (“ASC 805”), it was determined that the fair value of the stock consideration was $0.9 million at the time of the transaction, reflecting a comprehensive evaluation of the stock’s market conditions and liquidity impacted by lock-up period restrictions.

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

	As of December 31, 2024	As of March 31, 2024	Change
	Finalized value	Preliminary value	Amount
Acquired assets acquired and (liabilities):
Cash	$79,883	$79,883	$—
Accounts Receivable	47,354	47,354	—
Other Current Assets	42,685	42,685	—
Right-of-use Lease Asset	645,625	645,625	—
Fixed Assets	60,795	60,795	—
Developed Technology	120,000	120,000	—
Customer Relationships	360,000	360,000	—
Trade Names	36,000	36,000	—
Goodwill	568,532	437,382	131,150
Other Noncurrent Assets	27,000	27,000	—
Accounts Payable	(34,686)	(34,686)	—
Accrued Expenses Payable	(20,933)	(20,933)	—
Deferred Tax Liability	(131,150)	—	(131,150)
Operating Lease Liability, Current	(94,548)	(94,548)	—
Operating Lease Liability, Long Term	(506,557)	(506,557)	—
Total Purchase Consideration	$1,200,000	$1,200,000	$—

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

2)Acquisition of TWEW

On November 27, 2024, Cheetah Net entered into a Stock Purchase Agreement to acquire 100% of the equity interests in TWEW. The transaction closed on December 19, 2024. The gross purchase price was $1 million. Consideration paid consisted of $0.2 million of cash and the issuance of 469,484 shares of the Company’s Class A common stock with a fair value of $0.8 million. Following ASC 805, it was determined that the fair value of the stock consideration was $1 million at the time of the transaction, reflecting a comprehensive evaluation of the stock’s market conditions and liquidity impacted by lock-up period restrictions.

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

Intangible Assets	Estimated Useful Lives (month)
Edward-Developed Technology	84
Edward-Customer Relationships	144
Edward-Trade Names	84
TWEW-Customer Relationships	120

During the three months ended March 31, 2025 and 2024, the Company incurred accumulated amortization expenses of $28,071 and $8,714, respectively.

Total future amortization expenses for finite-lived intangible assets were estimated as follows:

2025 (from April 1, 2025 to December 31, 2025)	$84,214
2026	112,286
2027	112,286
2028	112,286
2029	112,286
Thereafter	501,642
Total	$1,035,000

No impairment loss was made to the carrying amounts of the intangible assets for the three months ended March 31, 2025 and 2024.

NOTE 9 — PREMIUM FINANCE

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

Premium finance consisted of the following:

	March 31,	December 31,
	2025	2024
	(Unaudited)
Premium finance	$60,871	$120,461

Interest expenses incurred related to the Premium Finance Agreement were $2,142 and $996 for the three months ended March 31, 2025 and 2024, respectively.

NOTE 10 — LONG-TERM BORROWINGS

Long-term borrowings consisted of the following:

	March 31,	December 31,
	2025	2024
	(Unaudited)
Small Business Administration(1)	$465,363	$468,542
Thread Capital Inc.(2)	170,284	176,055
Total long-term borrowings	$635,647	$644,597

Current portion of long-term borrowings	$35,013	$34,577

Non-current portion of long-term borrowings	$600,634	$610,020
(1)	On May 24, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (the “SBA”), an agency of the U.S. Government, to borrow $150,000 for 30 years, with a maturity date of May 23, 2050. Under the terms of the SBA loan, the loan proceeds are used as working capital to alleviate economic injury caused by the COVID-19 pandemic. The loan bears a fixed interest rate of 3.75% per annum. Beginning 12 months from the date of this loan agreement, the Company is required to make a monthly installment payment of $731 within the term of loan, with the last installment to be paid in May 2050.

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

The future maturities of the SBA loan as of March 31, 2025 were as follows:

Fiscal Years	Future repayment
(Unaudited)
2025 (from April 1, 2025 to December 31, 2025)	$8,309
2026	11,474
2027	11,942
2028	12,430
2029	12,937
Thereafter	408,271
Total	$465,363
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

The future maturities of the loan from Thread Capital as of March 31, 2025 were as follows:

Fiscal Years	Future repayment
(Unaudited)
2025 (from April 1, 2025 to December 31, 2025)	$17,785
2026	24,881
2027	26,285
2028	27,768
2029	29,334
Thereafter	44,231
Total	$170,284

For the above-mentioned long-term borrowings, the Company recorded interest expenses of $9,279 and $8,305 for the three months ended March 31, 2025 and 2024, respectively.

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

Vested shares

On September 30, 2024, the compensation committee of the Company’s Board approved the grant of 45,938 shares of Class A common stock and 31,250 shares of Class B common stock (the “Award”) to Mr. Huan Liu, chief executive officer of the Company. The Award vested immediately upon grant.

Nonvested shares

On September 30, 2024, the compensation committee of the Company’s Board approved the grant of 18,750 and 54,062 shares of Class A common stock to one director and six employees, respectively, vesting ratably on each of the first three anniversaries of the grant date. Subsequently, on November 30, 2024, the compensation committee of the Company’s board of directors approved the grant of 6,250 shares of Class A common stock to one employee.

A summary of the nonvested shares activity for the three months ended March 31, 2025 is as follows:

Weighted
	Number of	Average Grant
	non-vested	Date Fair Value
	Shares	Per Share (US$)
Outstanding as of December 31, 2024	79,062	3.28
Grant	—	—
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2025	79,062	3.28

The fair value of vested and nonvested shares is determined by the market closing price of Class A common stock at the grant date. Accordingly, the Company recorded share-based compensation expenses of $16,185 for the three months ended March 31, 2025.

As of March 31, 2025, total unrecognized compensation cost relating to nonvested shares was $227,093, which is to be recognized over a weighted average period of three years.

NOTE 12 — INCOME TAXES

The Company and its operating subsidiaries in the United States are subject to federal and various state income taxes. The Company elected to file income taxes as a corporation instead of an LLC for the tax years ended December 31, 2020 through December 31, 2024.

(i)	(Loss) before Income tax expense (benefit)

	For the Three Months Ended
	March 31,
	2025	2024
Loss from continuing operations before income taxes	$(748,554)	$(712,062)

(ii)	The components of the income tax provision were as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Current:
Federal	$—	$(128)
State	5,200	5,156
Total current income tax provision	5,200	5,028
Deferred:
Federal	—	(166,147)
State	—	(84,595)
Total deferred income tax expenses (benefits)	—	(250,742)
Total income tax expense (benefits)	$5,200	$(245,714)

(iii)	Reconciliations of the statutory income tax rate to the effective income tax rate were as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Federal income tax at the statutory rate	21.0%	21.0%
State statutory tax rate	7.7%	—%
Permanent Items	(0.4)%	—%
Change in valuation allowance	(29.0)%	—%
Non-deductible expenses	—%	8.1%
Effective tax rate	(0.7)%	29.1%

(iv)	Deferred tax assets, net were composed of the following:

	March 31,	December 31,
	2025	2024
	(Unaudited)
Deferred tax assets:
Net operating loss carry forwards	$—	$1,001,992
Tax attribute carryovers	1,110,892	—
Lease liability	382,246	398,757
Others	438,159	436,613
Total gross deferred tax assets	1,931,297	1,837,362

Less valuation allowance	(1,293,194)	(1,159,129)
Total deferred tax assets, net of valuation allowance	638,103	678,233

Deferred tax liabilities:
Intangible assets	(241,798)	(249,183)
Right of use assets	(395,705)	(429,050)
Total deferred tax liabilities	(637,503)	(678,233)

Total deferred tax assets, net	$600	$—

The Company assesses deferred tax assets to determine whether they are realizable. As of March 31, 2025 and December 31, 2024, the Company recorded a valuation allowance of $1,293,194 and $1,159,129 against deferred tax assets, respectively, as it has generated a three-year cumulative pretax book loss and is forecasting a loss for 2025. Based on this evidence, realization of deferred tax assets is not considered more-likely-than-not at this time.

The Company records uncertain tax positions in accordance with ASC 740, using a two-step process to determine whether tax positions will be sustained. The Company has concluded that there are no uncertain tax positions requiring recognition as of March 31, 2025 and 2024.

The Company was not previously subject to the interest expenses limitation under §163(j) of the U.S. Internal Revenue Code, due to the small business exemption. Its average annual gross receipts for the three tax years preceding 2022 do not exceed the relevant threshold amount ($27 million for 2022). The Company no longer met the small business exception in 2024, but it meets one of the other exceptions to the §163(j) limitation, “floor plan financing indebtedness” (indebtedness used to finance the acquisition of motor vehicles held for sale or lease or secured by such inventory) and will therefore continue to be exempt from the §163(j) interest expenses limitation in 2025.

The Company monitors tax law changes and has determined that no recent changes materially impact the financial statements.

NOTE 13 — CONCENTRATIONS

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

Recent tariff actions imposed by governments of the U.S. and the PRC present risks to the Company’s logistics and warehousing operations, potentially affecting shipping volumes, warehouse utilization, and customer demand. The Company has been monitoring trade policy developments closely.

Credit risk

As of March 31, 2025 and December 31, 2024, all of the Company’s cash was on deposit at financial institutions in the U.S., which are insured by the Federal Deposit Insurance Corporation subject to certain limitations. The Company has not experienced any losses in such accounts.

Concentrations

The Company has undergone a business transformation since the acquisition of Edward, which happened in February 2024 and TWEW in December 2024 (see also NOTE 8 — Intangible Asset and Goodwill). As of the date of this quarterly report, the Company’s logistic and warehousing business is still in its early stage.

NOTE 14 — STOCKHOLDERS’ EQUITY

Common Stock

Cheetah Net was established under the laws of the State of North Carolina on August 9, 2016. Under the Company’s amended and restated articles of incorporation dated July 2, 2024, the total authorized number of shares of common stock is 1,000,000,000 with par value of $0.0001, which consists of 891,750,000 shares of Class A common stock and 108,250,000 shares of Class B common stock. The Company also has the authority to issue 500,000 shares of preferred stock as deemed necessary with a par value per share equal to the par value per share of the Class A common stock. Holders of Class A common stock and Class B common stock have the same rights except for voting and conversion rights. In respect of matters requiring the votes of stockholders, each share of Class A common stock is entitled to one vote, and each share of Class B common stock is entitled to 15 votes. Class B common stock is convertible into Class A common stock at any time after issuance at the option of the holder on a one-to-one basis. Class A common stock is not convertible into shares of any other class. The numbers of authorized and outstanding common stock were retroactively applied as if the transaction occurred at the beginning of the period presented.

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

On May 14, 2024, the Company entered into a placement agency agreement with AC Sunshine Securities LLC on a best efforts basis, relating to the Company’s public offering (the “May Offering”) of 825,625 shares of Class A common stock for a price of $9.92 per share, less certain placement agent fees. On the same day, the Company entered into a securities purchase agreement with purchasers identified therein. On May 15, 2024, the Company closed the May Offering pursuant to the prospectus included in its registration statement on Form S-1, as amended (File No. 333-276300), which was initially filed with the SEC on December 28, 2023, and declared effective by the SEC on April 26, 2024, and a registration statement on Form S-1 (File No. 333-279388) filed on May 13, 2024, pursuant to Rule 462 (b) of the Securities Act of 1933, as amended. The May Offering resulted in gross proceeds to the Company of approximately $8.19 million, before deducting placement agent fees and other offering expenses and fees.

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

Reverse Stock Split

At a special stockholders’ meeting held on September 30, 2024, the Company’s stockholders approved the Company’s Fourth Amended and Restated Articles of Incorporation to authorize a reverse stock split. Subsequently, on October 7, 2024, the Company’s board of directors approved the Reverse Stock Split and filed its Fourth Amended and Restated Articles of Incorporation with the State of North Carolina pursuant to North Carolina Revised Statutes 55-8-21 on October 8, 2024. The Reverse Stock Split took effect on October 21, 2024. Starting on October 24, 2024, the Company’s Class A common stock began trading on the Nasdaq Capital Market on a post-split basis. All share information included in this quarterly report has been retrospectively adjusted to reflect the Reverse Stock Split as if it had occurred as of the earliest period presented.

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

As of March 31, 2025 and December 31, 2024, there were 2,672,011 shares of Class A common stock and 546,875 shares of Class B common stock issued and outstanding, respectively.

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

There were no warrant shares remaining as of March 31, 2025 and December 31, 2024.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

On February 23, 2023, the Company filed a complaint in the New York Supreme Court, New York County, against Stefanie A. Rehfeld (the “Defendant”), alleging that she breached an independent contractor agreement with the Company by misappropriating a vehicle that she had acquired and was contractually obliged to deliver to the Company in exchange for a commission. On April 25, 2023, the court granted the Company’s motion for summary judgment on its causes of action seeking specific performance and contractual indemnification. The Company has successfully recovered the vehicle and received its title. On August 7, 2024, the court conducted an inquest and awarded the Company $64,359.22 in fees and costs. The final judgment was entered on January 14, 2025. To enforce the judgment, the Company initiated post-judgment collection efforts. On January 23, 2025, the Company served subpoenas and a restraining notice on the Defendant’s bank, and information subpoenas on her former employers to help with the Company’s post judgment collection efforts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in “Item 1A. Risk Factors” included in our annual report on Form 10-K (File No. 001-41761) (the “Annual Report”), which was filed with the SEC on March 12, 2025.

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

Business Overview and Recent Developing Trends

We are a provider of logistics and warehousing services, historically in connection with the sale of parallel-import vehicles sourced in the U.S. to be sold in the PRC market, and more recently for the transportation of other goods between the U.S. and the PRC. Parallel-import vehicles in the PRC refer to automobiles purchased directly from overseas markets and imported for sale outside of the brand manufacturers’ official distribution networks. This business contributed significantly to our revenue since our inception. Between 2016 and the first half of 2022, the Company experienced growth in sales volume and gross profit due to favorable market conditions. Beginning in the second half of 2023, the business was negatively affected by a decline in customer demand due to weakening macroeconomic conditions, price competition from luxury automakers in the PRC, and a shift in consumer preference toward domestic EVs. These market challenges led to a decline in parallel-import vehicle sales by 30.5% in 2023 and a reduction in net income by 87.5% compared to 2022. The decline accelerated further in 2024. Vehicle sales dropped sharply from 82 units in the first quarter of 2023 to 13 units in the first quarter of 2024. For year ended December 31, 2024, vehicle sales decreased from 303 units in 2023 to 14 units in 2024, resulting in a 95.7% drop in revenue from $38.3 million in 2023 to $1.6 million in 2024. In addition, the financial strain on the Company’s customers made it increasingly difficult to collect outstanding receivables. While the Company successfully recovered $4.0 million in 2024 and collected additional $2.5 million from the five aged accounts as of March 31, 2025, the remaining $1.6 million from two customers was determined to be uncollectible. As a result, the management recorded a credit loss of $1.6 million for the year ended December 31, 2024.

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

Logistics and Warehousing

In February 2024, we acquired Edward to start our logistics and warehousing service operations. Beginning in the second quarter of 2024, we increased our marketing staff to pursue new business opportunities and focus on international trade flows between the PRC and the U.S. In July 2024, we relocated our headquarters from Charlotte, NC, to Irvine, CA, which we believe will enable a stronger management focus on our logistics and warehousing business due to Irvine’s proximity to the important ports of Los Angeles and Long Beach.

In December 2024, we acquired TWEW, a California-based labor and logistics service provider which specializes in general labor support services and logistics coordination to further expand our logistics services.

Additionally, on December 19, 2024, we acquired 100% membership interest of NexTrade, a Delaware limited liability company for the consideration of $1. As of the date of this quarterly report, NexTrade has not been engaged in any business operations.

Further, on March 28, 2025, the Company incorporated a wholly owned subsidiary, Cheetah BVI, in the British Virgin Islands. The incorporation of Cheetah BVI is intended to support the Company’s future international business development and facilitate potential global partnerships. As of the date of this quarterly report, Cheetah BVI has not commenced operations.

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

Risks and uncertainties related to the Company’s business include, but are not limited to, the following:

●	The business shift from parallel-import vehicle sales to logistics and warehousing services may depend on factors from the business environment to operation management and market expansion;
●	The government policies on ocean freight business and tariff policy may reduce the market demand for the freight, logistics and warehousing business, and thus negatively affect our business and growth prospects;
●	Our logistics and warehousing business depend highly on the limited customers and third-party transportation and labor providers;
●	The competition of logistics and warehousing industry dependent on factors such as service quality, speed reliability, and pricing may limit our expanding non-vehicle logistics warehousing revenue, and our success in these areas will depend on our ability to develop and scale an effective salesforce to market these services to international trading companies in the U.S. and the PRC; and

●	Recent changes in U.S. and international trade policies and tariffs on imports and exports, particularly the trade tensions between China and the United States have been intensified and may become worse in the future, resulting in the imposition of more tariffs or other trade restrictions, and may adversely impact our business and operating results.

The Company’s business, financial condition, and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics, and other catastrophic incidents, which could significantly disrupt the Company’s operations.

Results of Operations

The following table provides a summary of our consolidated results of operations for the three months ended March 31, 2025 and 2024, highlighting the financial impact of both continuing and discontinued operations:

	For the Three Months Ended March 31,				Change
	2025		2024		Amount	%
	(Unaudited)		(Unaudited)
	USD	%	USD	%

Revenue	$479,799	100.0%	$76,834	100.0%	$402,965	524.5%
Cost of Revenue	423,543	88.3%	42,500	55.3%	$381,043	896.6%
Gross Profit	$56,256	11.7%	$34,334	44.7%	$21,922	63.8%
General and administration expenses	1,000,519	208.5%	767,642	999.1%	232,877	30.3%
Share-based compensation expenses	16,185	3.4%	—	—%	16,185	N/A %
Interest income, net	199,278	41.5%	20,625	26.8%	178,653	866.2%
Other income, net	12,616	2.6%	621	0.8%	11,995	1,931.6%
(Loss) from continuing operations before tax provision	(748,554)	(156.0)%	(712,062)	(926.8)%	(36,492)	5.1%
Income tax (benefits)	5,355	1.1%	(245,714)	(319.8)%	251,069	(102.2)%
Loss from continuing operations	(753,909)	(157.1)%	(466,348)	(607.0)%	(287,561)	61.7%
Loss from discontinued operations, net of tax	—	—%	(142,582)	(185.6)%	142,583	(100.0)%
Net Loss	$(753,909)	(157.1)%	$(608,930)	(792.5)%	$(144,979)	23.8%

Continuing Operations-Logistics and Warehousing Services

Revenues

	For the Three Months Ended March 31,				Change
	2025		2024		Amount	%
	(Unaudited)		(Unaudited)
	USD	%	USD	%
Revenues
Revenues from Edward	$62,515	13.0%	$76,834	100.0%	$(14,319)	(18.6)%
Revenues from TWEW	417,284	87.0%	—	—	$417,284	N/A
Total revenues	$479,799	100.0%	$76,834	100.0%	$402,965	524.5%

For the three months ended March 31, 2025, we reported revenue of $479,799 from logistics and warehousing services segment, including $62,515, or 13.0%, of our total revenue from Edward, and $417,284, or 87.0%, of our total revenue from TWEW (See also Note 8- Intangible Asset and Goodwill).

Revenue from Edward decreased by 18.6% primarily due to the decreased international trade flow resulting from the trade tensions between China and the U.S.

We will continue to focus on improving operational efficiencies and expanding our market presence of the two acquired businesses in the California area.

Cost of Revenues

	For the Three Months Ended March 31,				Change
	2025		2024		Amount	%
	(Unaudited)		(Unaudited)
	USD	%	USD	%
Cost of Revenues
Cost of Revenues from Edward	$41,810	9.9%	$42,500	100.0%	$(690)	(1.6)%
Cost of Revenues from TWEW	381,733	90.1%	—	—	$381,733	N/A
Total cost of revenues	$423,543	100.0%	$42,500	100.0%	$381,043	896.6%

For the three months ended March 31, 2025, total cost of revenues increased to $423,543 from $42,500 for the same period in 2024, representing an increase of $381,043, or 896.6%, primarily due to the contribution from TWEW. Cost of revenues attributable to TWEW was $381,733, representing 90.1% of total cost of revenues in the first quarter of 2025.

Cost of revenues from Edward was $41,810, or 9.9% of total cost of revenues for the three months ended March 31, 2025, compared to $42,500 for the same period in 2024, representing a slight decrease of $690, or 1.6%, consistent with the corresponding decline in revenue from Edward.

Cost of revenues is mainly labor costs for TWEW and ocean freight service cost for Edward.

Operating Expenses

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Payroll and Benefits	$314,192	$196,422	$117,770	60.0%
Rental and Leases	208,129	86,205	121,924	141.4%
Travel and Entertainment	42,030	19,483	22,547	115.7%
Legal and Accounting Fees	258,005	309,916	(51,911)	(16.8)%
Insurance Expenses	68,736	87,973	(19,237)	(21.9)%
Depreciation and Amortization Expenses	37,953	10,886	27,067	248.6
Others	71,474	56,757	14,716	25.9%
Total General and Administrative Expenses	$1,000,519	$767,642	$232,876	30.3%

General and administrative expenses for our continuing operations increased by $0.2 million, or 30.3%, to $1.0 million for the three months ended March 31, 2025 from $0.8 million for the three months ended March 31, 2024, primarily due to (i) an increase of $0.1 million in personnel-related expenses, which was attributed to the hiring of additional staff to support the newly launched logistics and warehousing segment, (ii) an increase of $0.1 million in rental and leases following the acquisition of Edward and a new office workspace in California in July 2024, (iii) an increase of $22,547 in travel and entertainment expenses as part of business development efforts and client engagement, (iv) an increase of $27,067 in depreciation and amortization expenses, primarily due to the acquisition of new fixed assets and recorded intangible assets from Edward and TWEW acquisitions, as detailed in Notes 6 – Property, Plant, and Equipment, Net, and Note 8 - Intangible Asset and Goodwill, (v) an increase of 14,716 in other miscellaneous general and administration expenses during the three months ended March 31, 2025, partially offset by a decrease of $51,911 in legal and accounting fees due to additional professional fees for preparing a  registration statement on Form S-1 during the first quarter of 2024 and a decrease of $19,237 in insurance expenses resulting from a change in our insurance provider.

Share-based compensation expenses

	Three Months Ended March 31,
	2025	2024	Amount	%
	(Unaudited)	(Unaudited)
Share-based compensation expenses	$16,185	$—	$16,185	N/A

Share-based compensation expenses were $16,185 and nil for the three months ended March 31, 2025 and 2024, respectively.

On August 16, 2024, our board of directors approved the adoption of the Amended and Restated 2024 Stock Incentive Plan (the “Plan”). Subsequently, on September 30, 2024, our stockholders approved the Plan. The total number of shares granted by the compensation committee of our board of directors on September 30, 2024 were 150,000, including 118,750 shares of Class A common stock and 31,250 shares of Class B common stock. Share-based compensation expenses of $16,185 were recognized during the three months ended March 31, 2025. See Note 11 – Stock Based Compensation for more details.

Other Income (Expenses), net

	Three Months Ended March 31,
	2025	2024	Amount	%
	(Unaudited)	(Unaudited)
Interest income	$208,090	$28,930	$179,160	619.3%

Interest expenses:
Loan Interest expense	6,670	7,552	(882)	(11.7)%
Credit Card Interest	—	(242)	242	(100.0)%
Premium Finance Interest	2,142	996	1,146	115.1%
Total Interest expenses	8,812	8,305	507	6.1%

Other income, net	12,616	621	11,995	1,931.6%

Total other income net	$211,894	$21,246	$190,648	897.3%

Interest income from continuing operations was $208,090 for the three months ended March 31, 2025, compared to $28,930 for the three months ended March 31, 2024, representing an increase of $179,160, or 619.3%. The significant increase was primarily driven by interest earned on short-term loan receivables and certificates of deposit, funded by the net proceeds from our IPO, the May Offering, and the July Offering.

Interest expense incurred from our continuing operations was $8,812 for the three months ended March 31, 2025, which increased by $507, or 6.1%, from $8,305 for the three months ended March 31, 2024, mainly due to increased Premium Finance interest for D&O Insurance.

Income Tax (Benefits)

Our income tax provision for continuing operations were $5,355 for the three months ended March 31, 2025, compared with income tax benefits of approximately $245,714 for the same period in 2024.

Net Loss

As a result of the above factors, we had a net loss of $753,909 from our continuing operations for the three months ended March 31, 2025, compared to net loss of $608,930 for the same period of 2024.

Discontinued Operations -Parallel- Import vehicle Business

As disclosed in Note 5 – Discontinued Operations, our Board approved the discontinuation of our parallel-import vehicle business on March 3, 2025. The Company fully exited its parallel-import vehicle business during the year ended December 31, 2024. In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the following discussion provides an overview of the operating results of discontinued operations during the first quarter of 2024.

Discontinued Operations- Parallel -Import Vehicles Business

The following table summarizes the operating results of our discontinued operations for the three months ended 2024:

Three Months Ended March 31,
2024
(Unaudited)
Revenue
U.S. domestic market	$—
Overseas market	1,430,951
Total Revenue	$1,430,951
Cost of Revenue
Cost of vehicle	$1,314,973
Fulfilment expense	125,261
Total Cost of Revenue	$1,440,234

Gross loss	$(9,283)

During the three months ended March 31, 2024, we generated revenue of $1.4 million from the parallel-vehicle business. Only 13 units of vehicles were sold following the significant downturn of parallel-import vehicle business as stated in “—Business Overview and Recent Developing Trends.”

We also reported cost of revenue of $1.4 million, mainly the fulfillment expenses, and a gross loss of $9,283 of the discontinued business for the three months ended March 31, 2024.

Selling Expenses for Discontinued Operations

The following table presents selling expenses for the discontinued operations:

Three Months Ended March 31,
2024
(Unaudited)
Selling Expenses
Payroll and benefits	$58,230
Ocean freight	20,610
Total selling expenses	$78,840

Total selling expenses for the discontinued parallel-import vehicle business was $78,840 for the three months ended March 31, 2024.

Interest Expenses

The table below presents interest expenses for the three months ended March 31, 2024:

March 31,
2024
(Unaudited)
Interest Expenses
LC Financing	23,123
Line of Credit	31,336
Total interest expenses	$54,459

Total interest expenses on LC financing and Line of Credit charges was $54,459 for the three months ended March 31, 2024.

Net loss for the discontinued operations was approximately $142,582 for the three months ended March 31, 2024.

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance the working capital needs. We believe that we will be able to fund current operations and other commitments for at least the next 12 months from operating cash flow and proceeds from the capital infusion which were held in our cash and cash equivalents.

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

As of March 31, 2025, we had current assets of $10.2 million, consisting of cash and cash equivalents of $0.3 million, $9.1 million in loan receivables, $0.5 million of other receivables, $0.1 million of accounts receivable, and $0.2 million in prepaid expenses other current assets from continuing operations. Our current liabilities, all of which related to continuing operations, totaled approximately $0.9 million, consisting of $0.5 million of operating lease liabilities, $0.3 million of other payables, and $0.1 million of loan payable, including the current portion of long-term borrowings.

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024, with continuing operations and discontinued operations presented separately:

	Three Months ended March 31,
	2025	2024
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$1,768,126	$1,695,717
Cash outflows from operations-continuing operations	(772,374)	(1,470,341)
Cash inflows from operations-discontinued operations	2,540,500	3,166,058
Net cash used in investing activities	(3,026,400)	(47,617)
Cash outflows from operations-continuing operations	(3,026,400)	(47,617)
Net cash used in financing activities	(68,539)	(1,177,894)
Cash outflows from operations-continuing operations	(68,539)	(173,329)
Cash outflows from operations-discontinued operations	—	(1,004,565)
Net (decrease) increase in cash	$(1,326,813)	$470,206

Operating Activities

Net cash used in operating activities from continuing operations was $0.8 million for the three months ended March 31, 2025. The negative cash flow was primarily due to (i) a net loss of $0.8 million during the three months ended March 31, 2025, and (ii) an increase of $0.2 million in other receivables, partially offset by (iii) an increase of $0.1 million in amortization of operating lease right-of-use assets and intangible assets, and (iv) $0.1 million in prepaid expenses.

Net cash used in operating activities from continuing operations was $1.5 million for the three months ended March 31, 2024. This was primarily attributable to (i) a net loss of $0.6 million, (ii) a deferred tax benefit of $0.2 million, (iii) an increase of $0.7 million in other receivables, partially offset by non-cash adjustments including, (iv) $38,560 in amortization of operating lease right-of-use assets, (v) $8,714 in amortization of intangible assets, and (vi) $41,152 increase in other payables.

Net cash provided by operating activities from discontinued operations was $2.5 million for the three months ended March 31, 2025, primarily due to the collection of $2.5 million in accounts receivable resulting from vehicle sales.

Net cash provided by operating activities from discontinued operations was $3.2 million for the three months ended March 31, 2024. This was primarily attributable to (i) the collection of $1.6 million in accounts receivable resulting from vehicle sales, (ii) a $1.3 million decrease in vehicle inventory, (iii) a $0.2 million decrease in other receivables from vehicle deposit and sales tax return, and (iv) a $0.1 million increase in other payables.

Investing Activities

Net cash used in investing activities from continuing operations was approximately $3.0 million for the three months ended March 31, 2025, including (i) $3.0 million in short-term loans receivable from third parties, and offset by (ii) $49,000 proceeds of repayment from these loans.

For the three months ended March 31, 2024, net cash used in investing activities was $47,617, including (i) $220,117 cash paid in the Edward acquisition, offset by (ii) $172,500 proceeds of repayment from pledged loan made to third parties.

There were no investing activities related to discontinued operations for the three months ended March 31, 2025 and 2024.

Financing Activities

Net cash used in financing activities from continuing operations was $68,539 for the three months ended March 31, 2025, which consisted of (i) net repayment of premium finance of $59,590, and (ii) net repayment of long-term borrowings of $8,949.

Net cash used in financing activities from continuing operation of $173,329 for the three months ended March 31, 2024, consisted of (i) cash paid for warrant termination of $78,125, (ii) repayments of premium finance of $73,713, (iii) repayments of long-term borrowing of $8,068, and (iv) repayment of $13,423 to a related party.

There were no financing activities related to discontinued operations for the three months ended March 31, 2025.

Net cash used in financing activities from discontinued operations was $1.0 million for the three months ended March 31, 2024, which was the repayment of LC financing.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions, and estimates that affect the amounts reported. Note 2, “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of the Annual Report describe the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates since the Annual Report.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our principal executive and principal financial officers, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025 and determined that the disclosure controls and procedures were ineffective at a reasonable assurance level as of that date.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The July Offering

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

The net proceeds raised from the July Offering were approximately $1.1 million after offering expenses. As of the date of this quarterly report, we have used $200,000 from the proceeds raised from the July Offering as the cash consideration for the acquisition of TWEW. We intend to use the remaining proceeds raised from the July Offering in the manner disclosed in our registration statement on Form S-1 (File Number 333-280743).

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

The net proceeds raised from the May Offering were approximately $7.4 million after offering expenses. As of the date of this quarterly report, we have used approximately $7.2 million for working capital and other general corporate purposes in support of our current business. We intend to use the remaining proceeds from the May Offering in the manner disclosed in our registration statement on Form S-1, as amended (File Number 333-276300).

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this quarterly report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Fourth Amended and Restated Article of Incorporation	8-K	001-41761	3.1	October 21, 2024

3.2	Bylaws	S-1	333-271185	3.2	April 7, 2023

4.1	Specimen Stock Certificate	S-1	333-280743	4.1	July 10, 2024

10.1	Employment Agreement dated February 18, 2025 by and between Cindy Tang and the Company	8-K	001-41761	10.1	February 18, 2025

10.2	Indemnification Agreement dated February 18, 2025 by and between Cindy Tang and the Company	8-K	001-41761	10.2	February 18, 2025

10.3	Loan Agreement dated November 20, 2024 by and between the Company and Hongkong Sanyou Petroleum Co Limited	—	—	—	Filed herewith

10.4	Loan Agreement dated January 7, 2025 by and between the Company and Asia Finance Investment Limited	—	—	—	Filed herewith

10.5	Loan Agreement dated January 29, 2025 by and between the Company and Asia Finance Investment Limited	—	—	—	Filed herewith

10.6	Loan Agreement dated March 17, 2025 by and between the Company and Hongkong Sanyou Petroleum Co Limited	—	—	—	Filed herewith

10.7	Loan Agreement dated March 18, 2025 by and between the Company and Asia Finance Investment Limited	—	—	—	Filed herewith

10.8	Loan Agreement dated March 19, 2025 by and between the Company and Asia Finance Investment Limited	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith
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

Date: May 5, 2025

Cheetah Net Supply Chain Service Inc.

By:	/s/ Huan Liu
Huan Liu
Chief Executive Officer, Director, and Chairman of the Board of Directors