Form 10-Q
period 2025-06-30
CHEETAH NET SUPPLY CHAIN SERVICE INC.
filed 2025-08-04
CIK 1951667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, there were 2,672,011 shares of Class A common stock, par value $0.0001 per share, outstanding.

Cheetah Net Supply Chain Service Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2025

i

CHEETAH NET SUPPLY CHAIN SERVICE INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024*
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$185,186	$1,650,962
Accounts receivable, net	19,650	47,976
Loan receivable	8,749,445	6,088,295
Other receivables	843,579	370,696
Prepaid expenses and other current assets	118,929	338,642
Current assets of discontinued operations	—	2,540,501
TOTAL CURRENT ASSETS	9,916,789	11,037,072
NONCURRENT ASSETS:
Property, plant, and equipment, net	378,631	398,395
Operating lease right-of-use assets	1,548,646	1,836,521
Intangibles, net	1,006,928	1,063,072
Goodwill	1,044,394	1,044,394
TOTAL ASSETS	$13,895,388	$15,379,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,283	$18,992
Current portion of long-term debt	36,412	34,577
Loan payable from premium finance	—	120,461
Tax payable	5,200	—
Operating lease liabilities, current	612,719	438,351
Accrued liabilities and other current liabilities	321,186	217,980
Current liabilities of discontinued operations	—	52,900
TOTAL CURRENT LIABILITIES	976,800	883,261
NONCURRENT LIABILITIES:
Long-term debt, net of current portion	590,352	610,020
Operating lease liabilities, net of current portion	950,372	1,268,501
TOTAL LIABILITIES	$2,517,524	$2,761,782

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 3,218,886 shares issued and outstanding, including*:
Class A common stock, $0.0001 par value, 891,750,000 shares authorized, 2,672,011 shares issued and outstanding	267	267
Class B common stock, $0.0001 par value, 108,250,000 shares authorized, 546,875 shares issued and outstanding	55	55
Additional paid-in capital	17,324,590	17,297,961
Accumulated deficit	(5,947,048)	(4,680,611)
TOTAL STOCKHOLDERS’ EQUITY	11,377,864	12,617,672

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,895,388	$15,379,454
*	Retrospectively adjusted for the reverse split of the Company’s common stock at a ratio of 1-for-16, which took effect on October 21, 2024 (the “Reverse Stock Split”). See also Note 15.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024**	2025	2024**
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$354,126	$93,563	$833,925	$170,397

COST OF REVENUE	319,226	45,598	742,769	88,098

GROSS PROFIT	34,900	47,965	91,156	82,299

OPERATING EXPENSES
General and administrative expenses	805,305	865,354	1,805,824	1,632,996
Share-based compensation expenses	10,444	—	26,629	—
TOTAL OPERATING EXPENSES	815,749	865,354	1,832,453	1,632,996

LOSS FROM OPERATIONS	(780,849)	(817,389)	(1,741,297)	(1,550,697)

OTHER INCOME (EXPENSES)
Interest income	272,228	28,241	480,318	57,171
Interest expenses	(8,060)	(8,302)	(16,872)	(16,607)
Other income	17,140	153	29,756	774
OTHER INCOME, NET	281,308	20,092	493,202	41,338

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(499,541)	(797,297)	(1,248,095)	(1,509,359)

Income tax (benefits)	12,987	(247,275)	18,342	(492,989)

LOSS FROM CONTINUING OPERATIONS	(512,528)	(550,022)	(1,266,437)	(1,016,370)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX**	—	(62,858)	—	(205,440)

NET LOSS	$(512,528)	$(612,880)	$(1,266,437)	$(1,221,810)

Loss from continuing operations per ordinary share - basic and diluted*	$(0.16)	$(0.34)	$(0.39)	$(0.73)
Loss from discontinued operations per ordinary share - basic and diluted*	$0.00	$(0.04)	$0.00	$(0.15)
Loss per share - basic and diluted*	$(0.16)	$(0.38)	$(0.39)	$(0.88)
Weighted average shares - basic and diluted*	3,218,886	1,625,692	3,218,886	1,398,500

*Retrospectively adjusted for the Reverse Stock Split. See also Note 15.

**

Reclassification- certain reclassifications have been made to the financial statements for the period ended June 30, 2024, to conform to the presentation for the period ended June 30, 2025, with no effect on previously reported net income (loss). See Note 5.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock*
	Class A		Class B		Additional			Total
	Common		Common		paid-in	Subscription	Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Deficit	Equity
Balance, December 31, 2024	2,672,011	$267	546,875	$55	$17,297,961	$—	$(4,680,611)	$12,617,672

Share-based compensation expenses	—	—	—	—	16,185	—	—	16,185
Net loss from continuing operations for the period	—	—	—	—	—	—	(753,909)	(753,909)

Balance, March 31, 2025	2,672,011	$267	546,875	$55	$17,314,146	$—	$(5,434,520)	$11,879,948

Share-based compensation expenses	—	—	—	—	10,444	—	—	10,444
Net loss from continuing operations for the period	—	—	—	—	—	—	(512,528)	(512,528)

Balance, June 30, 2025	2,672,011	$267	546,875	$55	$17,324,590	$—	$(5,947,048)	$11,377,864

	Common Stock*
	Class A		Class B		Additional		Retained Earnings	Total
	Common		Common		paid-in	Subscription	(Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Deficit)	Equity
Balance, December 31, 2023	604,125	$60	515,625	$52	$6,996,275	$(600,000)	$508,241	$6,904,628

Termination of equity-classified warrant	—	—	—	—	(78,125)	—	—	(78,125)
Issuance of common stock for acquisition	79,521	8	—	—	899,992	—	—	900,000
Net loss from discontinued operations for the period	—	—	—	—	—	—	(142,582)	(142,582)
Net loss from continuing operations for the period	—	—	—	—	—	—	(466,348)	(466,348)

Balance, March 31, 2024	683,646	$68	515,625	$52	$7,818,142	$(600,000)	$(100,689)	$7,117,573

Issuance of follow-on public offering	825,625	83	—	—	7,309,037	—	—	7,309,120
Net loss from discontinued operations for the period	—	—	—	—	—	—	(62,858)	(62,858)
Net loss from continuing operations for the period	—	—	—	—	—	—	(550,022)	(550,022)

Balance, June 30, 2024	1,509,271	$151	515,625	$52	$15,127,179	$(600,000)	$(713,569)	$13,813,813
*	Retrospectively restated for effect of the Company’s amended and restated articles of incorporation and bylaws and share reverse split on October 24, 2024.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2025	2024

	(Unaudited)
Cash flows from operating activities:
Net Loss	$(1,266,437)	$(1,221,810)
Less: Loss from discontinued operations, net of tax	—	(205,440)
Loss from continuing operations	(1,266,437)	(1,016,370)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,764	7,636
Amortization of operating lease right-of-use assets	161,875	77,801
Amortization of intangible assets	56,144	21,786
Share-based compensation expenses	26,629	—
Deferred income tax benefits	—	(497,875)
Accrued current income tax expense	—	(8,776)
Changes in operating assets and liabilities:
Accounts receivable	28,326	19,077
Other receivables	(472,883)	(697,660)
Prepaid expenses and other current assets	219,713	30,139
Other payables and other current liabilities	37,797	(30,474)
Operating lease liabilities	(17,761)	(42,564)
Cash used in operating activities-continuing operations	(1,206,833)	(2,137,280)
Cash provided by operating activities-discontinued operations	2,540,501	2,965,260
Net cash provided by operating activities	1,333,668	827,980

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(220,117)
Purchase of property and equipment	—	(365,000)
Loans made to third parties	(3,445,150)	(1,000,000)
Loans repayment received from third parties	784,000	672,500
Cash used in investing activities-continuing operations	(2,661,150)	(912,617)
Net cash used in investing activities	(2,661,150)	(912,617)

Cash flows from financing activities:
Proceeds from follow-on public offering, net	—	7,309,120
Cash paid for warrant termination	—	(78,125)
Repayments of premium finance	(120,461)	(148,621)
Repayments of long-term borrowings	(17,833)	(15,676)
Borrowing from a related party	—	(13,423)
Cash (used in) provided by financing activities-continuing operations	(138,294)	7,053,275
Cash used in financing activities-discontinued operations	—	(1,108,735)
Net cash (used in) provided by financing activities	(138,294)	5,944,540

Net (decrease) increase in cash	(1,465,776)	5,859,903
Cash, beginning of year	1,650,962	432,998
Cash, end of year	185,186	6,292,901
Less cash and cash equivalents of discontinued operations	—	—
Cash of continuing operations	$185,186	$6,292,901

Supplemental cash flow information
Cash paid for income taxes	$2,155	$—
Cash paid for interests	$16,410	$15,563

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

CHEETAH NET SUPPLY CHAIN SERVICE INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Cheetah Net Supply Chain Service Inc. (“Cheetah Net,” the “Company,” “we,” “our,” and “us”), formerly known as Yuan Qiu Business Group LLC, was established under the laws of the State of North Carolina on August 9, 2016 as a limited liability company (“LLC”). On March 1, 2022, the Company filed articles of incorporation including articles of conversion with the Secretary of State of the State of North Carolina to convert from an LLC to a corporation, and changed its name to Cheetah Net Supply Chain Service Inc. The Company holds 100% of the equity interests in the following entities:

●	(i) Allen-Boy International LLC (“Allen-Boy”), an LLC organized on August 31, 2016 under the laws of the State of Delaware, which was acquired by Cheetah Net from Yingchang Yuan, the previous owner of Allen-Boy who beneficially owns 1,200,000 shares of Class A common stock of Cheetah Net, for a total consideration of $100 on January 1, 2017. Allen-Boy did not have any business activities until acquired by Cheetah Net. Allen-Boy previously engaged in the parallel-import vehicle dealership business, which the Company discontinued in March 2025.
●	(ii) Pacific Consulting LLC (“Pacific”), an LLC organized on January 17, 2019, under the laws of the State of New York, which was acquired by Cheetah Net from Yingchang Yuan, the previous owner of Pacific who beneficially owns 1,200,000 shares of Class A common stock of Cheetah Net, for a total consideration of $100 on February 15, 2019. Pacific did not have any business activities until acquired by Cheetah Net. Pacific previously engaged in the parallel-import vehicle dealership business, which the Company discontinued in March 2025. The Company dissolved Pacific on June 24, 2025.
●	(iii) Entour Solutions LLC (“Entour”), an LLC organized on April 8, 2021 under the laws of the State of New York, which was acquired by Cheetah Net from Daihan Ding, the previous owner of Entour, for a total consideration of $100 on April 9, 2021. Entour did not have any business activities until acquired by Cheetah Net. Entour previously engaged in the parallel-import vehicle dealership business, which the Company discontinued in March 2025.
●	(iv) Cheetah Net Logistics LLC (“Logistics”), an LLC organized on October 12, 2022 under the laws of the State of New York, whose previous sole member and owner, Hanzhang Li, the previous owner of Logistics, for a total consideration of $100, assigned all his membership interests in Logistics to Cheetah Net on October 19, 2022. Logistics previously engaged in the parallel-import vehicle dealership business, which the Company discontinued in March 2025. The Company dissolved Logistics on June 24, 2025.
●	(v) Edward Transit Express Group Inc. (“Edward”), a corporation incorporated on July 14, 2010 under the laws of the State of California, whose previous sole shareholder and owner, Juguang Zhang, transferred all his right, title, and interest in and to all of the issued and outstanding equity interests of Edward to Cheetah Net for a total consideration of $1,500,000, consisting of a $300,000 cash payment and Cheetah Net’s Class A common stock initially valued at $1.2 million through a stock purchase agreement dated January 24, 2024, as amended. The fair value of stock consideration was determined to be $900,000 (See Note 8). As of the date of this quarterly report, Edward is engaged in logistics and warehousing services.
●	(vi) TW & EW Services Inc. (“TWEW”), a corporation incorporated on February 27, 2020 under the laws of the State of California, whose previous shareholders and owners transferred all their rights, titles, and interests in and to all of the issued and outstanding equity interests of TWEW to Cheetah Net for a total consideration of $1.0 million, consisting of a $200,000 cash payment and Class A common stock valued at $800,000 through a stock purchase agreement dated November 27, 2024. The TWEW acquisition was closed on December 19, 2024. As of the date of this quarterly report, TWEW is engaged in logistics and labor services to strengthen the Company’s position in the logistics sector.
●	(vii) NexTrade International LLC (“NexTrade”), a limited liability company organized on September 13, 2024 under the laws of the State of Delaware. NexTrade holds 100% of the ownership interests in Naiside (Shenzhen) International Trading Co., Ltd., a limited liability company organized on December 3, 2024 under the laws of the PRC. On December 19, 2024, the Company entered into a membership interest purchase agreement with Pingzheng Li, the then 100% owner of NexTrade, pursuant to which the Company purchased the 100% membership interests in NexTrade for the consideration of $1. The transaction closed on the same day. As of the date of this quarterly report, NexTrade is not engaged in any business operations.

●	(viii) Cheetah Net Supply Chain Service Ltd (“Cheetah BVI”), a corporation incorporated on March 28, 2025 under the laws of the British Virgin Islands. As of the date of this quarterly report, Cheetah BVI is not engaged in any business operations.

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

As the parallel-import vehicle market conditions continued to deteriorate and sales activity in this segment ceased, management determined that the business no longer had a sustainable path forward. On March 3, 2025, the Board formally approved the discontinuation of the parallel-import vehicle business. In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the Company determined that the parallel-import vehicle segment met the conditions for reporting as a discontinued operation during the year ended December 31, 2024. As a result, all financial results associated with this business have been reclassified as discontinued operations in the accompanying unaudited condensed consolidated financial statements for the three months ended June 30, 2024 and the consolidated financial statements for the year ended December 31, 2024 presented. For additional financial details regarding discontinued operations, refer to Note 5-Discontinued Operations.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments as necessary for the fair statement of the Company’s financial position as of June 30, 2025 and 2024, and results of operations and cash flows for the six months ended June 30, 2025 and 2024. The consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP. The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal years. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes for the year ended December 31, 2024. The accounting policies applied are consistent with those of the audited consolidated financial statements for the preceding fiscal year. Results for the six months ended June 30, 2025 are not necessarily indicative of the results expected for the full fiscal year or for any future period. The Company’s fiscal year end date is December 31.

Going Concern Consideration

The Company’s unaudited condensed consolidated financial statements are prepared assuming that the Company will continue as a going concern.

For the six months ended June 30, 2025, the Company reported a net operating loss of approximately $1.3 million. Net cash provided by operating activities was approximately $1.3 million, with an approximately $2.5 million of positive cash flows from discontinued operations, partially offset by $1.2 million cash used in operating activities-continuing operations due to the ongoing transition to the logistics and warehousing business. The Company may continue to incur operating losses and generate negative cash flow. These factors may raise doubts about the Company’s ability to continue as a going concern.

As of June 30, 2025, the Company had cash and cash equivalents of approximately $0.2 million and a working capital balance of $8.9 million, including a loan receivable of $8.7 million due from third parties within a year.

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements – Going Concern. This evaluation considered the Company’s current financial condition, expected cash flows, obligations due within the next 12 months, and available sources of liquidity.

While management understands that the ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its new business strategy and eventually attain profitable operations, management has concluded that there are no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these consolidated financial statements. Accordingly, the Company’s unaudited condensed consolidated financial statements as of June 30, 2025 have been prepared on a going concern basis.

Use of estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, allowance for credit loss on accounts receivables, the revenue recognition estimates related to revenue recognition for labor service contracts recognized over time, impairment of long-lived assets, and the realization of deferred tax assets. Actual results could differ from those estimates. For certain labor service contracts acquired through the acquisition of TWEW, revenue is recognized over time based on the percentage of completion, which involves management judgment in estimating total expected costs and progress toward completion.

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

Risks and uncertainties related to the Company’s business include, but are not limited to, the following:

●	The business shift from parallel-import vehicle sales to logistics and warehousing services may depend on factors from the business environment to operation management and market expansion;
●	The government policies on ocean freight business and tariff policy may reduce the market demand for the freight, logistics and warehousing business, and thus negatively affect the Company’s business and growth prospects;
●	The logistics and warehousing business depend highly on the limited customers and third-party transportation and labor providers;
●	The competition of logistics and warehousing industry dependent on factors such as service quality, speed reliability, and pricing may limit the Company’s expanding non-vehicle logistics warehousing revenue, and its success in these areas will depend on its ability to develop and scale an effective salesforce to market these services to international trading companies in the U.S. and the PRC; and
●	Recent changes in the U.S. and international trade policies and tariffs on imports and exports, particularly the trade tensions between China and the U.S. have been intensified and may become worse in the future, resulting in the imposition of more tariffs or other trade restrictions, and may adversely impact our business and operating results.

The Company’s business, financial condition, and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics, and other catastrophic incidents, which could significantly disrupt the Company’s operations.

Cash and cash equivalents

Cash and cash equivalents consist of cash in bank and interest-bearing certificates of deposit with an initial term of six months when purchased. As of June 30, 2025 and December 31, 2024, all cash and cash equivalents were related to continuing operations.

	June 30, 2025	December 31, 2024
	(Unaudited)
Cash held in Current Accounts	$185,186	$627,924
Certificate of Deposit	—	1,023,038
Total cash and cash equivalents shown in the statements of cash flows	$185,186	$1,650,962

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

As a result of the Company’s decision to discontinue the parallel-import vehicles business, the entire accounts receivable balance of $2,540,501 as of December 31, 2024, was reclassified to “Current Assets of Discontinued Operations” in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations.

During the six months ended June 30, 2025 and 2024, no allowance for credit losses on accounts receivable from continuing operations was recorded. (See Note 5 – Discontinued Operations for further details.)

Loan receivable

The Company’s loans receivable, which consist of loans to third parties, are recognized at the point of loan disbursement, initially measured at fair value, primarily reflecting the disbursed amount and associated transaction costs. Both secured and unsecured lending are encompassed in these receivables, with terms including varying interest rates and maturity dates. Subsequently, these receivables are measured at amortized cost using the effective interest method, which ensures the accurate recognition of interest income over the loan period. The interest rates for these loans may be subject to change based on the terms of loan agreements. Periodic reviews of the loan portfolio are conducted to assess for impairment, utilizing the expected credit loss model. This approach considers historical credit loss experience, current conditions, and reasonable forecasts in estimating potential credit losses. As of June 30, 2025 and December 31, 2024, no impairment allowance was recorded for the loan receivable.

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

The Company did not recognize any impairment to intangible assets for the six months ended June 30, 2025 and 2024.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, loans receivable, loans payable, and other payables and other current liabilities, approximated the fair value of the respective assets and liabilities as of June 30, 2025 and December 31, 2024 based upon the short-term nature of the assets and liabilities.

The Company applied level 3 to obtain the fair value of intangible assets and goodwill. See NOTE 8 — Intangible Asset and Goodwill.

The Company believes that the carrying amount of long-term loans approximated fair value as of June 30, 2025 and December 31, 2024 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The ROU asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All ROU assets are reviewed for impairment annually. There was no impairment for ROU lease assets for the six months ended June 30, 2025 and 2024.

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

For the six months ended June 30, 2025 and 2024, the Company did not record any impairment.

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

In 2024, the Company generated revenue from the parallel-import vehicle dealership and logistics and warehousing services. Revenue from the parallel-import vehicle dealership business is generated from the sales of parallel-import vehicles to both domestic and overseas parallel-import vehicle dealers. It purchases automobiles from the U.S. market through its team of professional purchasing agents, and resells them to parallel-import vehicle dealers in the U.S. and the PRC. In accordance with ASC 606, the Company recognizes revenue at the point in time when the performance obligation has been satisfied and control of the vehicles has been transferred to the dealers. For sales to U.S. domestic parallel-import car dealers, revenue is recognized when a vehicle is delivered, and its title has been transferred to the dealers. For overseas sales, the Company sells vehicles under Cost and Freight (“CFR”) shipping point terms, and revenue is recognized when a vehicle is loaded on a cargo ship and its title has been transferred to the dealers. The Company accounts for the revenue generated from sales of vehicles on a gross basis as the Company is acting as a principal in these transactions, is subject to inventory risk, has latitude in establishing prices, and is responsible for fulfilling the promise to provide customers the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. All of the Company’s contracts have one single performance obligation as the promise is to transfer the individual vehicle to parallel-import vehicle dealers, and there is no separately identifiable other promise in the contracts. The Company’s vehicles are sold with no right of return and the Company does not provide other credits or sales incentives to parallel-import car dealers. Historically, no customer returns have occurred. Therefore, the Company did not provide any sales return allowances for the six months ended June 30, 2025.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
U.S. domestic market	$333,591	$50,236	$798,474	$99,715
Overseas market	20,535	43,327	35,451	70,682
Total revenue	$354,126	$93,563	$833,925	$170,397

For the three months ended June 30, 2025, the Company’s total revenue from continuing operations was $354,126, increased by $260,563 from $93,563 for the same period in 2024.

For the six months ended June 30, 2025, total revenue from continuing operations was $833,925, an increase of $663,528 from $170,397 for the same period in 2024. This growth was primarily driven by the acquisition of TWEW in November 2024, whose operations are entirely focused on the U.S. domestic market.

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

General and Administration Expenses

The Company’s general and administrative expenses for the continuing operations primarily include employee salaries and benefits, depreciation and amortization, office lease expenses, travelling and entertainment expenses, legal and consulting fees, insurance and other miscellaneous administrative expenses. For the three and six months ended June 30, 2025, general and administration expenses for the continuing operations were $805,305 and $1,805,824, respectively. For the three and six months ended June 30, 2024, general and administration expenses for the continuing operations were $865,354 and $1,632,996, respectively.

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

The Company assesses deferred tax assets to determine whether they are realizable. As of June 30, 2025 and December 31, 2024, the Company recorded a full valuation allowance against deferred tax assets, as it has generated a three-year cumulative pretax book loss and is forecasting a loss for 2025. Based on this evidence, realization of deferred tax assets is not considered more-likely-than-not at this time.

The Company records uncertain tax positions in accordance with ASC 740, using a two-step process to determine whether tax positions will be sustained. The Company has concluded that there are no uncertain tax positions requiring recognition as of June 30, 2025 and December 31, 2024.

The Company is not subject to the Section 163(j) interest expense limitation, as it qualifies for an exception due to floor plan financing indebtedness.

The Company monitors tax law changes and has determined that no recent changes materially impact the financial statements.

The Company and its U.S. operating subsidiaries are subject to the U.S. tax laws. The Company elected to file income taxes as a corporation instead of an LLC for the tax years ended December 31, 2020 through December 31, 2021. As of June 30, 2025, the Company’s consolidated income tax returns for the tax years ended December 31, 2021 through December 31, 2024 remained open for statutory examination by U.S. tax authorities.

(Loss) Earnings per share

The Company computes (loss) earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the six months ended June 30, 2025 and 2024, there were no dilutive shares outstanding, as presented in the tables below:

	June 30, 2025
	(Unaudited)
	Loss	Share	Per share amount
Basic and diluted EPS
Loss from continuing operations per ordinary share	$(1,266,437)	3,218,886	$(0.39)
Loss from discontinued operations per ordinary share	—	3,218,886	0.00
Loss from operations per ordinary share	$(1,266,437)		$(0.39)

	June 30, 2024
	(Unaudited)
	Income (loss)	Share	Per share amount
Basic and diluted EPS
Loss from continuing operations per ordinary share	$(1,016,370)	1,398,500	$(0.73)
Loss from discontinued operations per ordinary share	(205,440)	1,398,500	(0.15)
Loss from operations per ordinary share	$(1,221,810)	—	$(0.88)

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

Segment reporting

The Company uses the management approach in determining reportable operating segments. The management approach considers the internal reporting used by the Company’s chief operating decision maker for making operating decisions about the allocation of resources of the segment and the assessment of its performance in determining the Company’s reportable operating segments. The Company reported two operating segments: the parallel-import vehicle business and logistics and warehousing services in 2024. Following the discontinuation of the parallel-import vehicles business, during the six months ended June 30, 2025, the Company reported a single reportable segment on logistics and warehousing services.

Recent accounting pronouncements

Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. The Company adopted ASU 2023-09 beginning January 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 — LOAN RECEIVABLE

Loan receivable consisted of the following:

	June 30, 2025	December 31, 2024
	(Unaudited)
Short-term loan receivables	$8,749,445	$6,088,295

On June 20, 2024, the Company entered into a one- year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $1,000,000, bearing an annual interest rate of 12.0%, and is set to mature in 12 months. On July 23, 2024, the Company extended an additional unsecured short-term loan of $1,500,000 to Hongkong Sanyou Petroleum Co Limited under the same terms. As of the date of this quarterly report, the principal of $1,000,000 for the loan issued on June 20, 2024, and partial interests of $44,000 has been fully collected. Management is actively monitoring the status of the remaining interest collection and expects the remaining interest to be fully repaid by mid-August 2025. In addition, management has communicated with the borrower regarding the repayment of the principal of $1,500,000 for the loan issued on July 23, 2024, with relevant interests, and expects to get fully repaid by end of August 2025.

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

On June 13, 2025, the Company entered into a one - year unsecured short - term loan agreement with Asia Finance Investment Limited for a principal amount of $169,750. This loan accrues interest at an annual rate of 8.0%, with a single lump - sum repayment due 12 months from the disbursement date.

On June 26, 2025, the Company entered into a one - year unsecured short - term loan agreement with Asia Finance Investment Limited for a principal amount of $200,000. This loan accrues interest at an annual rate of 8.0%, with a single lump - sum repayment due 12 months from the disbursement date.

Interest income for the three and six months ended June 30, 2025, was $272,228 and $474,896, respectively. These amounts were accrued and recognized as interest receivable.

For the three and six months ended June 30, 2024, the Company recorded interest income of $21,250 and $44,876 from short-term loan receivables, respectively.

NOTE 4 — OTHER RECEIVABLES

Other receivables consisted of the following:

	June 30, 2025	December 31, 2024
	(Unaudited)
Rent Deposit	$114,992	$112,751
Interest Receivable(1)	715,405	245,655
Others	13,182	12,290
Total Other Receivables	$843,579	$370,696
(1)	Interest receivable primarily relates to accrued interests from loan agreements disclosed in Note 3- Loan Receivable. For further details on the loan arrangements generating these interest receivables, refer to Note 3.

NOTE 5 — DISCONTINUED OPERATIONS

1) Loss from discontinued operations for the six months ended June 30, 2024 was as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2024	2024
	(Unaudited)	(Unaudited)

Revenue	$200,297	$1,631,248

Cost of Revenue	215,834	1,656,068

Gross loss	(15,537)	(24,820)

Operating expenses
Selling, General and administrative expenses	19,422	98,262
Total operating expenses	19,422	98,262

Loss from discontinued operations	(34,959)	(123,082)

Other income (expenses)
Interest expenses	27,899	82,358
Other expenses, net	27,899	82,358

Loss from discontinued operations before income taxes	(62,858)	(205,440)

Income tax provision	—	—

Loss from discontinued operations	$(62,858)	$(205,440)

On March 3, 2025, the Board approved the discontinuation of the Company’s parallel-import vehicles business authorizing the writing off of receivables, and winding down of operations in compliance with applicable legal and regulatory requirements. In accordance with ASC 205-20, Presentation of Financial Statements — Discontinued Operations, the Company determined that the parallel-import vehicle segment met the conditions for reporting as a discontinued operation. As a result, all financial results associated with this business have been reclassified as discontinued operations in the accompanying consolidated financial statements for the six months ended June 30, 2024.

For the three and six months ended June 30, 2024, revenue from discontinued operations was $200,297 and $1,631,248, respectively. The significant decline was due to the discontinuation of the Company’s parallel-import vehicles business.

Selling expenses related to the discontinued parallel-import vehicles business include salaries and benefits for the Company’s sales personnel, and ocean freight expenses, which are associated with shipping and delivery of vehicles to automobile dealers, are expensed as incurred. Total selling expenses of discontinued operations were $19,422 and $98,262 for the three and six months ended June 30, 2024, respectively.

General and administrative expenses related to discontinued operations were operational expenses associated with sourcing, purchasing, and shipping vehicles, leading to improved financial performance in future periods.

Interest expenses of discontinued operations were $27,899 and $82,358 for the three and six months ended June 30, 2024, respectively, which were related to loan of inventory financing, loan of letter of credit (“LC”) financing, loan of dealer financing and revolving credit line of financing, all of which are classified under Current liabilities of discontinued operations. Further details on these financing arrangements are provided in “3) Current liabilities of discontinued operations.” The loans related were all paid off as of June 30, 2025.

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

Subsequently, the Company collected an additional $2.5 million of the outstanding balance. On March 3, 2025, following the Board’s approved decision on discontinued operations, the Company had zero account receivable balance after the above-mentioned credit loss of $1.6 million and the subsequent collection of additional $2.5 million outstanding balance.

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

3) Cash Flows from discontinued operations

	For the Six Months Ended
	June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from discontinued operating activities:
Net loss	$—	$(205,440)
Less: Loss from discontinued operations, net of tax	—	(205,440)
Cash provided by operations-discontinued operations	2,540,501	3,170,700
Net cash provided by discontinued operating activities	2,540,501	2,965,260

Cash flows from discontinued financing activities:
Cash used in financing activities-discontinued operations	—	(1,108,735)
Net cash used in discontinued financing activities	$—	$(1,108,735)

NOTE 6 — PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	Estimated Useful Life
	in Years	June 30, 2025	December 31, 2024
		(Unaudited)
Motor Vehicles	10	$365,000	$365,000
Leasehold improvements*	3-6	60,795	60,795
Subtotal		425,795	425,795
Less accumulated depreciation		(47,164)	(27,400)
Property, plant, and equipment, net		$378,631	$398,395

During the six months ended June 30, 2025 and 2024, the Company recorded deprecation of $19,764 and $7,636, respectively.

There was no impairment loss during the six months ended June 30, 2025 and 2024.

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

On April 28, 2023, the Company entered a First Amendment to Lease Agreement (the “Amended Lease”) with one of its landlords, which amended a previous lease agreement between the two parties, whereby the Company leases office space from the landlord with an initial lease term from December 1, 2020 to December 31, 2023. Pursuant to the Amended Lease, the initial lease term was extended for a period commencing January 1, 2024 and expiring February 28, 2027, unless sooner terminated as provided in the Amended Lease. On January 10, 2025 and January 31, 2025, the Company sent two letters to the lessor requesting to terminate the lease, as the Company had vacated the property. As of the date of this quarterly report, the Company has ceased to pay rent per the Company’s legal counsel advice.

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

The short-term lease runs month-to-month from January 1, 2024 to August 31, 2024. Both operating lease expenses and short-term lease expenses are recognized in general and administrative expenses. The components of lease expenses for the six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(Unaudited)		(Unaudited)
Lease expenses
Operating lease expenses	$177,763	$71,097	$355,526	$119,703
Short-term lease expenses	30,366	40,938	60,732	47,849
Total lease expenses	$208,129	$112,035	$416,258	$167,552

During the three and six months ended June 30, 2025, the Company incurred total operating lease expenses of $177,763 and $355,526, respectively. The total lease expenses were $208,129 and $416,258 for the three and six months ended June 30, 2025, respectively.

During the three and six months ended June 30, 2024, the Company incurred total operating lease expenses of $71,097 and $119,703, respectively. The total lease expenses were $112,035 and $167,552 for the three and six months ended June 30, 2024, respectively.

	June 30, 2025	December 31, 2024

	(Unaudited)
Right-of-use assets	$1,548,646	$1,836,521

Operating lease liabilities – current	$612,719	$438,351
Operating lease liabilities – non-current	950,372	1,268,501
Total operating lease liabilities	$1,563,091	$1,706,852

The weighted average remaining lease terms and discount rates for all operating leases were as follows for the six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024

	(Unaudited)
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	2.39	3.84
Weighted average discount rate *	4.9%	12.2%

*The Company used weighted average incremental borrowing rate of 4.9% per annum for its lease contracts based on the Company’s current borrowings from various financial institutions.

As of June 30, 2025, future maturities of lease liabilities were as follows:

Fiscal Years	Amount
(Unaudited)
2025 (from July 1, 2025 to December 31, 2025)	$388,479
2026	795,559
2027	517,765
Thereafter	126,976
Total lease payments	1,828,779
Less: imputed interest	(265,688)
Present value of lease liabilities	$1,563,091

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

	As of December 31, 2024	As of June 30, 2024	Change
	Finalized value	Preliminary value	Amount
Acquired assets acquired and (liabilities):
Cash	$79,883	$79,883	$—
Accounts Receivable	47,354	47,354	—
Other Current Assets	42,685	42,685	—
Right-of-use Lease Asset	645,625	645,625	—
Fixed Assets	60,795	60,795	—
Developed Technology	120,000	120,000	—
Customer Relationships	360,000	360,000	—
Trade Names	36,000	36,000	—
Goodwill	568,532	437,382	131,150
Other Noncurrent Assets	27,000	27,000	—
Accounts Payable	(34,686)	(34,686)	—
Accrued Expenses Payable	(20,933)	(20,933)	—
Deferred Tax Liability	(131,150)	—	(131,150)
Operating Lease Liability, Current	(94,548)	(94,548)	—
Operating Lease Liability, Long Term	(506,557)	(506,557)	—
Total Purchase Consideration	$1,200,000	$1,200,000	$—

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

Intangible Assets	Estimated Useful Lives (month)
Edward-Developed Technology	84
Edward-Customer Relationships	144
Edward-Trade Names	84
TWEW-Customer Relationships	120

During the six months ended June 30, 2025 and 2024, the Company incurred accumulated amortization expenses of $56,144 and $21,786, respectively.

Total future amortization expenses for finite-lived intangible assets were estimated as follows:

2025 (from July 1, 2025 to December 31, 2025)	$56,142
2026	112,286
2027	112,286
2028	112,286
2029	112,286
Thereafter	501,642
Total	$1,006,928

No impairment loss was made to the carrying amounts of the intangible assets for the six months ended June 30, 2025 and 2024.

NOTE 9 — PREMIUM FINANCE

On August 1, 2024, the Company entered into a premium finance agreement (the “Premium Finance Agreement”) with ETI Financial Corporation to finance the purchase of its directors and officers’ insurance. Pursuant to the Premium Finance Agreement, the Company borrowed $205,774.80 at an annual interest rate of 8.51%. The loan is structured to be repaid in 10 monthly installments, starting with the first payment on September 1, 2024. The loan was paid off on June 2, 2025.

Premium finance consisted of the following:

	June 30,	December 31,
	2025	2024
	(Unaudited)
Premium finance	$—	$120,461

Interest expenses incurred related to the Premium Finance Agreement were $3,004 and $996 for the six months ended June 30, 2025 and 2024, respectively.

NOTE 10 — LONG-TERM BORROWINGS

Long-term borrowings consisted of the following:

	June 30,	December 31,
	2025	2024
	(Unaudited)
Small Business Administration(1)	$462,329	$468,542
Thread Capital Inc.(2)	164,435	176,055
Total long-term borrowings	$626,764	$644,597

Current portion of long-term borrowings	$36,412	$34,577

Non-current portion of long-term borrowings	$590,352	$610,020
(1)	On May 24, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (the “SBA”), an agency of the U.S. Government, to borrow $150,000 for 30 years, with a maturity date of May 23, 2050. Under the terms of the SBA loan, the loan proceeds are used as working capital to alleviate economic injury caused by the COVID-19 pandemic. The loan bears a fixed interest rate of 3.75% per annum. Beginning 12 months from the date of this loan agreement, the Company is required to make a monthly installment payment of $731 within the term of loan, with the last installment to be paid in May 2050. On March 16, 2022, the Company entered into an amended agreement with SBA to borrow an additional $350,000 for 30 years as working capital to alleviate economic injury caused by the COVID-19 pandemic. In the aggregate, the Company’s borrowings amounted to $500,000 with a maturity date of May 23, 2050. The amended loan bears a fixed interest rate of 3.75% per annum. Beginning from March 2022, 24 months from the date of the original loan agreement, the Company is required to make a new monthly installment payment of $2,485 within the remaining term of loan, with the last installment to be paid in May 2050.

The future maturities of the SBA loan as of June 30, 2025 were as follows:

Fiscal Years	Future repayment
(Unaudited)
2025 (from July 1, 2025 to December 31, 2025)	$5,567
2026	11,474
2027	11,942
2028	12,429
2029	12,937
Thereafter	407,980
Total	$462,329
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

The future maturities of the loan from Thread Capital as of June 30, 2025 were as follows:

Fiscal Years	Future repayment
(Unaudited)
2025 (from July 1, 2025 to December 31, 2025)	$11,938
2026	24,881
2027	26,285
2028	27,768
2029	29,334
Thereafter	44,229
Total	$164,435

For the above-mentioned long-term borrowings, the Company recorded interest expenses of $13,406 and $15,563 for the six months ended June 30, 2025 and 2024, respectively.

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

Non-vested shares

On September 30, 2024, the compensation committee of the Company’s Board approved the grant of 18,750 and 47,812 shares of Class A common stock to one director and five employees, respectively, vesting ratably on each of the first three anniversaries of the grant date. Subsequently, on November 30, 2024, the compensation committee of the Company’s board of directors approved the grant of 6,250 shares of Class A common stock to one employee. On January 17, 2025, these 6,250 shares were forfeited.

A summary of the non-vested shares activity for the six months ended June 30, 2025 is as follows:

		Weighted
	Number of	Average Grant
	non-vested	Date Fair Value
	Shares	Per Share (US$)
Outstanding as of December 31, 2024	79,062	3.28
Correction	(6,250)	3.39
Forfeited	(6,250)	1.94
Outstanding as of June 30, 2025	66,562	3.39

The fair value of vested and non-vested shares is determined by the market closing price of Class A common stock at the grant date. Accordingly, the Company recorded share-based compensation expenses of $10,444 and $26,629 for the three and six months ended June 30, 2025, respectively.

As of June 30, 2025, total unrecognized compensation cost relating to non-vested shares was $183,337, which is to be recognized over a weighted average period of three years.

NOTE 12 — INCOME TAXES

The Company and its operating subsidiaries in the United States are subject to federal and various state income taxes. The Company elected to file income taxes as a corporation instead of an LLC for the tax years ended December 31, 2020 through December 31, 2024.

(i)	Loss before Income tax expense (benefit)

	For the Six Months Ended
	June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Loss from continuing operations before income taxes	$(1,248,095)	$(1,509,359)

(ii)	The components of the income tax provision were as follows:

	For the Six Months Ended
	June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Current:
Federal	$—	$(128)
State	5,200	4,456
Total current income tax provision	5,200	4,328
Deferred:
Federal	—	(337,235)
State	—	(160,082)
Total deferred income tax expenses (benefits)	—	(497,317)
Total income tax benefits	$5,200	$(492,989)

The consolidated statement of operations reflects income tax expense of approximately $18,342 for the six months ended June 30, 2025, which includes the current quarter provision of $5,200, and approximately $13,142 of tax payments related to prior periods and acquisition-related tax filings upon the filing of 2024 tax returns in April 2025. These additional amounts primarily consist of: (i) $2,155 of tax obligations owed by Cheetah for the 2024 tax year, (ii) $1,101 of pre-acquisition tax obligations of Edward, and (iii) $9,886 of pre-acquisition tax obligations of TWEW. These payments do not impact the Company’s estimated annual effective tax rate for 2025.

(iii)	Reconciliations of the statutory income tax rate to the effective income tax rate were as follows:

	For the Six Months Ended
	June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Federal income tax at the statutory rate	21.0%	21.0%
State statutory tax rate	4.3%	11.4%
Permanent Items	(0.4)%	—%
Change in valuation allowance	(25.3)%	—%
Non-deductible expenses	—%	0.3%
Effective tax rate	(0.4)%	32.7%

(iv)	Deferred tax assets, net were composed of the following:

	June 30,	December 31,
	2025	2024
	(Unaudited)
Deferred tax assets:
Net operating loss carry forwards	$—	$1,001,992
Tax attribute carryovers	1,214,753	—
Lease liability	437,409	398,757
Others	530,987	436,613
Total gross deferred tax assets	2,183,149	1,837,362

Less valuation allowance	(1,465,653)	(1,159,129)
Total deferred tax assets, net of valuation allowance	717,496	678,233

Deferred tax liabilities:
Intangible assets	(281,775)	(249,183)
Fixed assets	(2,354)	—
Right of use assets	(433,367)	(429,050)
Total deferred tax liabilities	(717,496)	(678,233)

Total deferred tax assets, net	$—	$—

The Company assesses deferred tax assets to determine whether they are realizable. As of June 30, 2025 and December 31, 2024, the Company recorded a full valuation allowance against deferred tax assets, as it has generated a three-year cumulative pretax book loss and is forecasting a loss for 2025. Based on this evidence, realization of deferred tax assets is not considered more-likely-than-not at this time.

The Company records uncertain tax positions in accordance with ASC 740, using a two-step process to determine whether tax positions will be sustained. The Company has concluded that there are no uncertain tax positions requiring recognition as of June 30, 2025 and 2024.

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

NOTE 13 — CONCENTRATIONS

Political and economic risk

While the Company’s operations are based in the United States, its primary revenue was historically derived from the PRC markets. Since the first half of 2025, the Company’s primary market has been shifted to the U.S. domestic market. However, the Company’s logistics services primarily cater to customers engaged in cross-border trade between the U.S. and the PRC. As such, the Company’s business, financial condition, and results of operations may be influenced by political, economic, and legal environments in the U.S. and the PRC, as well as by the general states of the U.S. and the PRC economy. The Company’s results may be adversely affected by changes in the political, regulatory, and social conditions in the U.S. and the PRC. Although the Company has not experienced losses from these situations and believes that it is in compliance with existing laws and regulations, including its organization and structure disclosed in Note 1, such experience may not be indicative of future results.

Recent tariff actions imposed by governments of the U.S. and the PRC present risks to the Company’s logistics and warehousing operations, potentially affecting shipping volumes, warehouse utilization, and customer demand. The Company has been monitoring trade policy developments closely.

Credit risk

As of June 30, 2025 and 2024, all of the Company’s cash was on deposit at financial institutions in the U.S., which are insured by the Federal Deposit Insurance Corporation subject to certain limitations. The Company has not experienced any losses in such accounts.

Concentrations

The Company has undergone a business transformation since the acquisition of Edward, which happened in February 2024 and TWEW in December 2024 (see also NOTE 8 — Intangible Asset and Goodwill). As of the date of this quarterly report, the Company’s logistic and warehousing business is still in its early development stage.

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

On July 25, 2024, the Company entered into a securities purchase agreement with certain institutional investors for a follow-on offering (the “July Offering”) of 404,979 shares of its Class A common stock, par value $0.0001 per share, at a price of $3.68 per share. On the same day, the Company entered into a placement agency with FT Global Capital, Inc., who acted as the exclusive placement agent on a best efforts basis in connection with such offering. Pursuant to the placement agency agreement, the Company paid FT Global Capital, Inc. a fee of 7.25% of the aggregate purchase price for the shares of Class A common stock sold in the offering, and reimbursed FT Global Capital, Inc. for its expenses up to $90,000 in the aggregate. On July 26, 2024, the Company closed the offering, with net proceeds to the Company of approximately $1.1 million for the Company’s working capital and general corporate purposes.

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

As of June 30, 2025 and December 31, 2024, there were 2,672,011 shares of Class A common stock and 546,875 shares of Class B common stock issued and outstanding, respectively.

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

There were no warrant shares remaining as of June 30, 2025 and December 31, 2024.

NOTE 15 — SEGMENT REPORTING

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CEO”), who reviews financial information of operating segments based on U.S. GAAP amounts when making decisions about allocating resources and assessing performance of the Company.

The Company determined that it operated in one operating segment of logistics and labor services.

The Company primarily operates in the U.S. and substantially all of the Company’s long-lived assets are located in the U.S.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$354,126	$93,563	$833,925	$170,397
Less:
Cost of revenues	319,226	45,598	742,769	88,098
Staff cost	302,082	335,868	616,274	532,290
Share-based compensation expenses	10,444	—	26,629	—
Lease expense	208,129	81,347	416,258	167,552
Depreciation and amortization expenses	37,954	18,536	75,907	29,422
Interest expenses	8,060	8,302	16,872	16,607
Income tax expenses (credit)	12,987	(247,275)	18,342	(492,989)
Other segment items*	(32,228)	401,209	187,311	845,787

Segment net loss	(512,528)	(550,022)	(1,266,437)	(1,016,370)

Consolidated loss	$(512,528)	$(550,022)	$(1,266,437)	$(1,016,370)

Consolidated total assets	$13,895,388	$16,275,899	$13,895,388	$16,275,899
*	Other segment items include remaining general and administration expenses, and other income.

For the discontinued operations of parallel-import vehicle segment, the segment report was:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$200,297	$—	$1,631,248
Less:
Cost of revenues	—	215,834	—	1,656,068
Staff cost	—	19,422	—	77,652
Interest expenses	—	27,899	—	82,358
Other segment items*	—	—	—	20,610

Segment net loss	—	(62,858)	—	(205,440)

Consolidated loss	$—	$(62,858)	$—	$(205,440)

Consolidated total assets	$13,895,388	$16,275,899	$13,895,388	$16,275,899
*	Other segment items include remaining general and administration expenses, and other income.

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

Between 2016 and the first half of 2022, the Company experienced growth in sales volume and gross profit due to favorable market conditions. Beginning in the second half of 2023, the business was negatively affected by a decline in customer demand due to weakening macroeconomic conditions, price competition from luxury automakers in the PRC, and a shift in consumer preference toward domestic EVs. These market challenges led to a decline in parallel-import vehicle sales by 30.5% in 2023, and 95.7% in 2024, with vehicle sales declining to 14 units in 2024 from 2023 units in 2023. In addition, the Company recorded a credit loss of $1.6 million for the year ended December 31, 2024, due to the increasing difficulty in collecting outstanding receivables.

On March 3, 2025, the Company’s board of directors approved the discontinuation of the Company’s parallel-import vehicle business. In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, all financial results associated with this business have been reclassified as discontinued operations in the accompanying consolidated financial statements for all periods presented. For additional financial details regarding discontinued operations, refer to Note 5 – Discontinued Operations.

The Company shifted its business focus since February 2024 by acquiring Edward to provide services related to international trades between the PRC and the U.S., and relocating its headquarter in July 2024 to Irvine, California, to utilize the ports of Los Angeles and Long Beach. The Company further expanded into labor and logistics service by acquiring TWEW in December 2024.

Additionally, on December 19, 2024, we acquired 100% membership interest of NexTrade, a Delaware limited liability company for the consideration of $1. As of the date of this quarterly report, NexTrade has not been engaged in any business operations.

Further, on March 28, 2025, we incorporated a wholly owned subsidiary, Cheetah BVI, in the British Virgin Islands. The incorporation of Cheetah BVI is intended to support our future international business development and facilitate potential global partnerships. As of the date of this quarterly report, Cheetah BVI has not commenced operations.

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

Dissolution of Subsidiaries

During the quarter ended June 30, 2025, the Company dissolved two wholly owned subsidiaries, Cheetah Net Logistics LLC and Pacific Consulting LLC, as part of an internal corporate restructuring. Both entities were previously organized under the laws of the State of New York and were formally dissolved on June 24, 2025.

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

Risks and uncertainties related to the Company’s business include, but are not limited to, the following:

●	The business shift from parallel-import vehicle sales to logistics and warehousing services may depend on factors from the business environment to operation management and market expansion;
●	The government policies on ocean freight business and tariff policy may reduce the market demand for the freight, logistics, and warehousing business, and thus negatively affect our business and growth prospects;
●	Our logistics and warehousing business depend highly on the limited customers and third-party transportation and labor providers;
●	The competition of logistics and warehousing industry dependent on factors such as service quality, speed reliability, and pricing may limit our expanding non-vehicle logistics warehousing revenue, and our success in these areas will depend on our ability to develop and scale an effective salesforce to market these services to international trading companies in the U.S. and the PRC; and
●	Recent changes in U.S. and international trade policies and tariffs on imports and exports, particularly the trade tensions between China and the United States have been intensified and may become worse in the future, resulting in the imposition of more tariffs or other trade restrictions, and may adversely impact our business and operating results.

The Company’s business, financial condition, and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics, and other catastrophic incidents, which could significantly disrupt the Company’s operations.

Results of Operations

The following table provides a summary of our consolidated results of operations for the three and six months ended June 30, 2025 and 2024, highlighting the financial impact of both continuing and discontinued operations:

	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
	2025		2024		Amount	%	2025		2024		Amount	%
	USD	%	USD	%			USD	%	USD	%
Revenues	$354,126	100.0%	$93,563	100.0%	$260,563	278.5%	$833,925	100.0%	$170,397	100.0%	$663,528	389.4%
Cost of Revenues	319,226	90.1	45,598	48.7%	273,628	600.1%	742,769	89.1	88,098	51.7%	654,671	743.1%
Gross Profit	34,900	9.9%	47,965	51.3%	(13,065)	(27.2)%	91,156	10.9%	82,299	48.3%	8,857	10.8%
General and administration expenses	805,305	227.4%	865,354	924.9%	(60,049)	(6.9)%	1,805,824	216.5%	1,632,996	958.3%	172,828	10.6%
Share-based compensation expenses	10,444	2.9%	—	—%	10,444	N/A %	26,629	3.2%	—	—%	26,629	N/A %
Interest income, net	264,168	74.6%	19,939	21.3%	244,229	1,224.9%	463,446	55.6%	40,564	23.8%	422,882	1,042.5%
Other income, net	17,140	4.8%	153	0.2%	16,987	11,102.6%	29,756	3.6%	774	0.5%	28,982	3,744.4%
(Loss) from continuing operations before tax provision	(499,541)	(141.1)%	(797,297)	(852.1)%	297,756	37.3%	(1,248,095)	(149.7)%	(1,509,359)	(885.8)	261,264	(17.3)%
Income tax (benefits)	12,987	3.7%	(247,275)	(264.3)%	260,262	(105.3)%	18,342	2.2%	(492,989)	(289.3)%	511,331	(103.7)%
Loss from continuing operations	(512,528)	(144.7)%	(550,022)	(587.9)%	37,494	6.8%	(1,266,437)	(151.9)%	(1,016,370)	(596.5)%	(250,067)	(24.6)%
Loss from discontinued operations, net of tax	—	—%	(62,858)	(67.2)%	62,858	100.0%	—	—%	(205,440)	(120.6)%	(205,440)	100.0%
Net Loss	$(512,528)	(144.7)%	$(612,880)	(655.0)%	$100,352	16.4%	$(1,266,437)	(151.9)%	$(1,221,810)	(717.0)%	$(44,627)	(3.7)%

Comparison of the Three Months Ended June 30, 2025 and 2024

Continuing Operations-Logistics and Warehousing Services

Revenues

	For the Three Months Ended June 30,				Change
	2025		2024		Amount	%
	(Unaudited)		(Unaudited)
	USD	%	USD	%
Revenues
Revenues from Edward	$52,684	14.9%	$93,563	100.0%	$(40,879)	(43.7)%
Revenues from TWEW	301,442	85.1%	—	—%	$301,442	N/A
Total revenues	$354,126	100.0%	$93,563	100.0%	$260,563	278.5%

For the three months ended June 30, 2025, we reported revenue of $354,126 from logistics and warehousing services segment, including $52,684, or 14.9%, of our total revenue from Edward, which we acquired in February 2024, and $301,442, or 85.1%, of our total revenue from TWEW, which we acquired in December 2024.

Revenue from Edward decreased by 43.7%, primarily due to i) a temporary suspension in U.S.-PRC ocean freight activities in April 2025 after the U.S. government’s threat in late March 2025 to impose higher tariffs on goods imported from the PRC, partially offset by ii) stabilized trade flow in May and June 2025 following the resumption of trade negotiations between the two countries since May 2025.

The Company has taken proactive measures to navigate the business by increasing labor and logistics service business during the second quarter of 2025.

We will continue to focus on improving operational efficiencies and expanding our market presence of the two acquired businesses in the California area.

Cost of Revenues

	For the Three Months Ended June 30,				Change
	2025		2024		Amount	%
	(Unaudited)		(Unaudited)
	USD	%	USD	%
Cost of Revenues
Cost of Revenues from Edward	$25,797	8.1%	$45,598	100.0%	$(19,801)	(43.4)%
Cost of Revenues from TWEW	293,429	91.9%	—	—	$293,429	N/A
Total cost of revenues	$319,226	100.0%	$45,598	100.0%	$273,628	600.1%

For the three months ended June 30, 2025, total cost of revenues increased to $319,226 from $45,598 for the same period in 2024, representing an increase of $273,628, or 600.1%, primarily due to the contribution from TWEW. Cost of revenues attributable to TWEW was $293,429, representing 91.9% of total cost of revenues in the second quarter of 2025.

Cost of revenues from Edward was $25,797, or 8.1% of total cost of revenues for the three months ended June 30, 2025, compared to $45,598 for the same period in 2024, representing a decrease of $19,801, or 43.4%, consistent with the corresponding decline in revenue from Edward.

Cost of revenues is mainly labor costs for TWEW and ocean freight service cost for Edward.

Operating Expenses

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Payroll and Benefits	$302,082	$335,868	$(33,786)	(10.1)%
Rental and Leases	208,129	81,347	126,782	155.9%
Travel and Entertainment	20,017	7,962	12,055	151.4%
Legal and Accounting Fees	84,958	196,146	(111,188)	(56.7)%
Insurance Expenses	68,804	86,466	(17,662)	(20.4)%
Depreciation and Amortization Expenses	37,954	18,536	19,418	104.8%
Recruiting Expenses	5,453	81,598	(76,145)	(93.3)%
Others	77,908	57,431	20,476	35.7%
Total General and Administrative Expenses	$805,305	$865,354	$(60,050)	(6.9)%

General and administrative expenses for the Company’s continuing operations decreased by $60,050, or 6.9%, to $805,305 for the three months ended June 30, 2025 from $865,354 for the three months ended June 30, 2024. The decrease was mainly due to (i) a decrease of $111,188 in legal and accounting fees as we incurred additional professional fees for preparing a registration statement on Form S-1 during the quarter ended June 30, 2024, (ii) $33,786 in payroll and benefits expense due to staff optimization and cost-saving measures following the initial hiring to support the newly launched logistics and warehousing segment, (iii) a decrease of $17,662 in insurance expenses resulting from a change in our insurance provider, (iv) a decrease of $76,145 in recruiting expenses during the three months ended June 30, 2025, as the prior-year period included significant hiring efforts associated with the launch of our logistics and warehousing segment, partially offset by (iv) an increase of 126,782 in rental and leases following the acquisition of Edward and the relocation of our headquarters to California in July 2024, (v) an increase of $12,055 in travel and entertainment expenses as part of business development efforts and client engagement, (vi) an increase of $20,476 in other miscellaneous general and administration expenses during the three months ended June 30, 2025, and (vii) an increase of $19,418 in depreciation and amortization expenses, primarily due to the acquisition of new fixed assets and recorded intangible assets from Edward and TWEW acquisitions.

Share-based compensation expenses

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(Unaudited)	(Unaudited)
Share-based compensation expenses	$10,444	$—	$10,444	N/A

Share-based compensation expenses were $10,444 and nil for the three months ended June 30, 2025 and 2024, respectively.

On August 16, 2024, our board of directors approved the adoption of the Amended and Restated 2024 Stock Incentive Plan (the “Plan”). Subsequently, on September 30, 2024, our stockholders approved the Plan. The total number of shares granted by the compensation committee of our board of directors on September 30, 2024 was originally reported as 150,000, including 118,750 shares of Class A common stock and 31,250 shares of Class B common stock, in our quarterly report for the quarter ended March 31, 2025. During the quarter ended June 30, 2025, we identified an error and noted that the correct allocation shall be 112,500 shares of Class A common stock and 31,250 shares of Class B common stock, for a total of 143,750 shares granted as of the date of this quarterly report. The error was due to the forfeiture, on January 17, 2025, of 6,250 shares of Class A common stock that had been granted under the Plan on November 30, 2024. Share-based compensation expenses of $10,444 were recognized during the three months ended June 30, 2025. See Note 11 – Stock Based Compensation for more details.

Other Income (Expenses), net

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(Unaudited)	(Unaudited)
Interest income	$272,228	$28,241	$243,987	863.9%

Interest expenses:
Loan Interest expense	(6,736)	(8,011)	1,275	15.9%
Credit Card Interest	(462)	(291)	(171)	(59.0)%
Premium Finance Interest	(862)	—	(862)	N/A %
Total Interest expenses	(8,060)	(8,302)	(242)	2.9%

Other income, net	17,140	153	16,987	11,102.6%

Total other income, net	$281,308	$20,092	$261,216	1,300.1%

Interest income from continuing operations was $272,228 for the three months ended June 30, 2025, compared to $28,241 for the three months ended June 30, 2024, representing an increase of $243,987, or 863.9%. The significant increase was primarily driven by interest earned on short-term loan receivables and certificates of deposit, funded by the net proceeds from the Company’s public offerings closed in May and July 2024.

Interest expense incurred from our continuing operations was $8,060 for the three months ended June 30, 2025, which slightly decreased by $242, or 2.9%, from $8,302 for the three months ended June 30, 2024, mainly due to decreased loan interest expenses.

Income Tax (Benefits)

Our income tax provision for continuing operations was nil for the three months ended June 30, 2025, compared with income tax benefits of approximately $247,275 for the same period in 2024.

The consolidated statement of operations reflects income tax expense of approximately $12,987 for the three months ended June 30, 2025, which were the tax payments related to prior periods and acquisition-related tax filings upon the filing 2024 tax returns in April 2025. These additional amounts primarily consist of: (i) $2,000 of tax obligations owed by the Company for the 2024 tax year, (ii) $1,101 of pre-acquisition tax obligations of Edward, and (iii) $9,886 of pre-acquisition tax obligations of TWEW. These payments do not impact the Company’s estimated annual effective tax rate for 2025.

Net Loss

As a result of the above factors, we had a net loss of $512,528 from our continuing operations for the three months ended June 30, 2025, compared to net loss of $550,022 for the same period of 2024.

Discontinued Operations -Parallel- Import vehicle Business

As disclosed in Note 5 – Discontinued Operations, our Board approved the discontinuation of our parallel-import vehicle business on March 3, 2025. The Company fully exited its parallel-import vehicle business during the year ended December 31, 2024. In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the following discussion provides an overview of the operating results of discontinued operations during the second quarter of 2024.

Discontinued Operations- Parallel -Import Vehicles Business

The following table summarizes the operating results of our discontinued operations for the three months ended June 30, 2024:

Three Months Ended June 30,
2024
(Unaudited)
Revenue
U.S. domestic market	$200,297
Overseas market	—
Total Revenue	$200,297
Cost of Revenue
Cost of vehicle	$200,297
Fulfilment expense	15,537
Total Cost of Revenue	$215,834

Gross loss	$(15,537)

During the three months ended June 30, 2024, the Company generated revenue of $200,297 from the parallel-vehicle business. Only one vehicle was sold during this quarter following the significant downturn of parallel-import vehicle business in the PRC.

We also reported cost of revenue of $215,834, mainly cost of vehicles, and a gross loss of $15,537 of the discontinued business for the three months ended June 30, 2024.

Selling Expenses for Discontinued Operations

The following table presents selling expenses for the discontinued operations:

Three Months Ended June 30,
2024
(Unaudited)
Selling Expenses
Payroll and benefits	$19,422
Total selling expenses	$19,422

Total selling expenses for the discontinued parallel-import vehicle business was $19,422 for the three months ended June 30, 2024.

Interest Expenses

The table below presents interest expenses for the three months ended June 30, 2024:

June 30,
2024
(Unaudited)
Interest Expenses
Line of Credit	27,899
Total interest expenses	$27,899

Total interest expenses on line of credit charges were $27,899 for the three months ended June 30, 2024.

Net loss for the discontinued operations was approximately $62,858 for the three months ended June 30, 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

Revenues

	For the Six Months Ended June 30,				Change
	2025		2024		Amount	%
	(Unaudited)		(Unaudited)
	USD	%	USD	%
Revenues
Revenues from Edward	$115,199	13.8%	$170,397	100.0%	$(55,198)	(32.4)%
Revenues from TWEW	718,726	86.2%	—	—	$718,726	N/A
Total revenues	$833,925	100.0%	$170,397	100.0%	$663,528	389.4%

For the six months ended June 30, 2025, we reported revenue of $833,925 from logistics and warehousing services segment, including $115,199, or 13.8%, of our total revenue from Edward, which we acquired in February 2024, and $718,726, or 86.2%, of our total revenue from TWEW, which we acquired in December 2024.

Revenue from Edward decreased by 32.4%, primarily due to i) a temporary suspension in U.S.-China ocean freight activities in April 2025 after the U.S. government’s threat in late March 2025 to impose higher tariffs on goods imported from China, partially offset by ii) stabilized trade flow in May and June 2025, following the resumption of trade negotiations between the two countries since May 2025.

The Company has taken proactive measures to navigate the business by increasing labor and logistics service business during the six months ended June 30, 2025.

We will continue to focus on improving operational efficiencies and expanding our market presence of the two acquired businesses in the California area.

Cost of Revenues

	For the Six Months Ended June 30,				Change
	2025		2024		Amount	%
	(Unaudited)		(Unaudited)
	USD	%	USD	%
Cost of Revenues
Cost of Revenues from Edward	$67,607	9.1%	$88,098	100.0%	$(20,491)	(23.3)%
Cost of Revenues from TWEW	675,162	90.9%	—	—	$675,162	N/A
Total cost of revenues	$742,769	100.0%	$88,098	100.0%	$654,671	743.1%

For the six months ended June 30, 2025, total cost of revenues increased to $742,769 from $88,098 for the same period in 2024, representing an increase of $654,671, or 743.1%, primarily due to the contribution from TWEW. Cost of revenues attributable to TWEW was $675,162, representing 90.9% of total cost of revenues during the six months ended June 30, 2025.

Cost of revenues from Edward was $67,607, or 9.1 % of total cost of revenues for the six months ended June 30, 2025, compared to $88,098 for the same period in 2024, representing a decrease of $20,491, or 23.3%, consistent with the corresponding decline in revenue from Edward.

Cost of revenues is mainly labor costs for TWEW and ocean freight service cost for Edward.

Operating Expenses

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Payroll and Benefits	$616,274	$532,290	$83,984	15.8%
Rental and Leases	416,258	167,552	248,706	148.4%
Travel and Entertainment	62,047	27,445	34,602	126.1%
Legal and Accounting Fees	342,963	506,062	(163,099)	(32.2)%
Insurance Expenses	137,540	174,439	(36,899)	(21.2)%
Depreciation and Amortization Expenses	75,907	29,422	46,485	158.0%
Recruiting Expenses	6,474	85,084	(78,610)	(92.4)%
Others	148,361	110,702	37,658	34.0%
Total General and Administrative Expenses	$1,805,824	$1,632,996	$172,827	10.6%

General and administrative expenses for the Company’s continuing operations increased by $172,827, or 10.6%, to $1.8 million for the six months ended June 30, 2025 from $1.6 million for the six months ended June 30, 2024, primarily due to (i) an increase of $248,706 in rental and leases following the acquisition of Edward and the relocation of the Company’s headquarters to California in July 2024, (ii) an increase of $83,984 in personnel-related expenses, which was attributed to the hiring of additional staff to support the newly launched logistics and warehousing segment, (iii) an increase of $46,485 in depreciation and amortization expenses, primarily due to the acquisition of fixed assets and recorded intangible assets from Edward and TWEW acquisitions, (iv) an increase of $34,602 in travel and entertainment expenses as part of business development efforts and client engagement, (v) an increase of $37,658 in other miscellaneous general and administration expenses during the six months ended June 30, 2025, partially offset by (vi) a decrease of $163,099 in legal and accounting fees, primarily because the prior period included additional professional fees related to the preparation of a registration statement on Form S-1 during the first and second quarters of 2024, which did not recur in the current period, (vii) a decrease of $78,610 in the recruiting expenses during the three months ended June 30, 2025, as the prior-year period included significant hiring efforts associated with the launch of the Company’s logistics and warehousing segment, and (viii) a decrease of $36,899 in insurance expenses resulting from a change in our insurance provider.

Share-based compensation expenses

	Six Months Ended June 30,
	2025	2024	Amount	%
	(Unaudited)	(Unaudited)
Share-based compensation expenses	$26,629	$—	$26,629	N/A

Share-based compensation expenses were $26,629 and nil for the six months ended June 30, 2025 and 2024, respectively.

On August 16, 2024, our board of directors approved the adoption of the Amended and Restated 2024 Stock Incentive Plan (the “Plan”). Subsequently, on September 30, 2024, our stockholders approved the Plan. The total number of shares granted by the compensation committee of our board of directors on September 30, 2024 was originally reported as 150,000, including 118,750 shares of Class A common stock and 31,250 shares of Class B common stock, in our quarterly report for the quarter ended March 31, 2025. During the quarter ended June 30, 2025, we identified an error and noted that the correct allocation shall be 112,500 shares of Class A common stock and 31,250 shares of Class B common stock, for a total of 143,750 shares granted as of the date of this quarterly report. The error was due to the forfeiture, on January 17, 2025, of 6,250 shares of Class A common stock that had been granted under the Plan on November 30, 2024. Share-based compensation expenses of $26,629 were recognized during the six months ended June 30, 2025. See Note 11 – Stock Based Compensation for more details.

Other Income (Expenses), net

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(Unaudited)	(Unaudited)
Interest income	$480,318	$57,171	$423,147	740.1%

Interest expenses:
Loan Interest expense	(13,406)	(15,563)	2,206	(14.1)%
Credit Card Interest	(462)	(49)	(413)	842.9%
Premium Finance Interest	(3,004)	(996)	(2,008)	201.6%
Total Interest expenses	(16,872)	(16,607)	(265)	1.6%

Other income, net	29,756	774	28,982	3,744.4%

Total other income net	$493,202	$41,338	$451,864	1,093.1%

Interest income from continuing operations was $480,318 for the six months ended June 30, 2025, compared to $57,171 for the six months ended June 30, 2024, representing an increase of $423,147, or 740.1%. The significant increase was primarily driven by interest earned on short-term loan receivables and certificates of deposit, funded by the net proceeds from the Company’s public offerings closed in May and July 2024.

Interest expense incurred from our continuing operations was $16,872 for the six months ended June 30, 2025, which slightly increased by $265, or 1.6%, from $16,607 for the six months ended June 30, 2024, mainly due to an increased Premium Finance interest for D&O Insurance, partially offset by the decreased interest for long-term loans.

Income Tax (Benefits)

Our income tax provision for continuing operations were $5,200 for the six months ended June 30, 2025, compared with income tax benefits of approximately $492,989 for the same period in 2024.

The consolidated statement of operations reflects income tax expense of approximately $18,342 for the six months ended June 30, 2025, which includes the current quarter provision of $5,200, and approximately $13,142 of tax payments related to prior periods and acquisition-related tax filings upon the filing of 2024 tax returns in April 2025. These additional amounts primarily consist of: (i) $2,155 of tax obligations owed by the Company for the 2024 tax year, (ii) $1,101 of pre-acquisition tax obligations of Edward, and (iii) $9,886 of pre-acquisition tax obligations of TWEW. These payments do not impact the Company’s estimated annual effective tax rate for 2025.

Net Loss

As a result of the above factors, we had a net loss of $1,266,437 from our continuing operations for the six months ended June 30, 2025, compared to net loss of $1,016,370 for the same period of 2024.

Discontinued Operations -Parallel- Import vehicle Business

As disclosed in Note 5 – Discontinued Operations, our Board approved the discontinuation of our parallel-import vehicle business on March 3, 2025. The Company fully exited its parallel-import vehicle business during the year ended December 31, 2024. In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the following discussion provides an overview of the operating results of discontinued operations during the six months ended June 30, 2024.

Discontinued Operations- Parallel -Import Vehicles Business

The following table summarizes the operating results of our discontinued operations for the six months ended June 30, 2024:

Six Months Ended June 30,
2024
(Unaudited)
Revenue
U.S. domestic market	$200,297
Overseas market	1,430,951
Total Revenue	$1,631,248
Cost of Revenue
Cost of vehicle	$1,515,270
Fulfilment expense	140,798
Total Cost of Revenue	$1,656,068

Gross loss	$(24,820)

During the six months ended June 30, 2024, we generated revenue of $1.6 million from the parallel-vehicle business. Only 14 units of vehicles were sold following the significant downturn of parallel-import vehicle business as described in “—Business Overview and Recent Developing Trends.”

We also reported cost of revenue of 1.7 million, mainly the fulfillment expenses, and a gross loss of $24,820 of the discontinued business for the six months ended June 30, 2024.

Selling Expenses for Discontinued Operations

The following table presents selling expenses for the discontinued operations:

Six Months Ended June 30,
2024
(Unaudited)
Selling Expenses
Payroll and benefits	$77,652
Ocean freight	20,610
Total selling expenses	$98,262

Total selling expenses for the discontinued parallel-import vehicle business was $98,262 for the six months ended June 30, 2024.

Interest Expenses

The table below presents interest expenses for the six months ended June 30, 2024:

June 30,
2024
(Unaudited)
Interest Expenses
LC Financing	23,123
Line of Credit	59,235
Total interest expenses	$82,358

Total interest expenses on LC financing and line of credit charges were $82,358 for the six months ended June 30, 2024.

Net loss for the discontinued operations was approximately $205,440 for the six months ended June 30, 2024.

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

As of June 30, 2025, we had current assets of $9.9 million, consisting of cash and cash equivalents of $0.2 million, $8.7 million in loan receivables, $0.8 million of other receivables, and $0.1 million in prepaid expenses and other current assets from continuing operations. Our current liabilities, all of which related to continuing operations, totaled approximately $0.9 million, consisting of $0.6 million of operating lease liabilities, $0.3 million of other payables, and 36,412 of the current portion of long-term borrowings. The Company also had $590,352 of long-term borrowings payable, and $950,372 of operating lease liabilities, long-term portion.

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024, with continuing operations and discontinued operations presented separately:

	Six Months ended June 30,
	2025	2024
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$1,333,668	$827,980
Cash used in operations-continuing operations	(1,206,833)	(2,137,280)
Cash provided by operations-discontinued operations	2,540,501	2,965,260
Net cash used in investing activities	(2,661,150)	(912,617)
Cash used in operations-continuing operations	(2,661,150)	(912,617)
Net cash (used in) provided by financing activities	(138,294)	5,944,540
Cash (used in) provided by operations-continuing operations	(138,294)	7,053,275
Cash used in operations-discontinued operations	—	(1,108,735)
Net (decrease) increase in cash	$(1,465,776)	$5,859,903

Operating Activities

Net cash used in operating activities from continuing operations was $1.2 million for the six months ended June 30, 2025. The negative cash flow was primarily due to (i) a net loss of $1.3 million during the six months ended June 30, 2025, and (ii) an increase of $0.5 million in other receivables, partially offset by (iii) an increase of $0.2 million in amortization of operating lease right-of-use assets and intangible assets, and (iv) $0.2 million in prepaid expenses.

Net cash used in operating activities from continuing operations was $2.3 million for the six months ended June 30, 2024. This was primarily attributable to (i) a net loss of $1.0 million, (ii) a deferred tax benefit of $0.5 million, (iii) an increase of $0.7 million in other receivables, partially offset by non-cash adjustments including, (iv) $77,801 in amortization of operating lease right-of-use assets, (v) $21,786 in amortization of intangible assets, and (vi) an increase of $30,474 in other payables.

Net cash provided by operating activities from discontinued operations was $2.5 million for the six months ended June 30, 2025, primarily due to the collection of $2.5 million in accounts receivable resulting from vehicle sales.

Net cash provided by operating activities from discontinued operations was $3.2 million for the six months ended June 30, 2024. This was primarily attributable to (i) the collection of $1.4 million in accounts receivable resulting from vehicle sales, (ii) a $1.5 million decrease in vehicle inventory, (iii) a $0.2 million decrease in other receivables from vehicle deposit and sales tax return, and (iv) a $0.1 million increase in other payables.

Investing Activities

Net cash used in investing activities from continuing operations was approximately $2.7 million for the six months ended June 30, 2025, including (i) $3.5 million in short-term loans receivable from third parties, and offset by (ii) $0.8 in proceeds of repayment from these loans.

For the six months ended June 30, 2024, net cash used in investing activities was $0.9 million, including (i) $0.2 million in cash paid in the Edward acquisition, (ii) $0.4 million in cash paid in the purchase of property and equipment, (iii) $1.0 million in cash in short-term loans receivable from third parties, offset by (iii) $0.7 million in proceeds of repayment from pledged loans and short-term loans made to third parties.

There were no investing activities related to discontinued operations for the six months ended June 30, 2025 and 2024.

Financing Activities

Net cash used in financing activities from continuing operations was $138,294 for the six months ended June 30, 2025, which consisted of (i) net repayment of premium finance of $120,461, and (ii) net repayment of long-term borrowings of $17,833.

Net cash provided by financing activities from continuing operation of $7.1 million for the six months ended June 30, 2024, consisted of (i) cash received from public offering proceeds of $7.3 million, offset by (ii) cash paid for warrant termination of $78,125, (iii) repayments of premium finance of $148,621, (iv) repayments of long-term borrowing of $15,676, and (v) repayment of $13,423 to a related party.

There were no financing activities related to discontinued operations for the six months ended June 30, 2025.

Net cash used in financing activities from discontinued operations was $1.1 million for the six months ended June 30, 2024, which was the repayment of LC financing.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our principal executive and principal financial officers, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025 and determined that the disclosure controls and procedures were ineffective at a reasonable assurance level as of that date.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

To support our overall liquidity, the Company strategically deployed a portion of the July offering proceeds through short-term loan arrangements, which are recorded as loan receivables. These financing activities are intended to optimize cash utilization by generating interest income while preserving capital flexibility for future operational needs or strategic initiatives.

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

The net proceeds raised from the May Offering were approximately $7.4 million after offering expenses. As of the date of this quarterly report, we have fully used the May Offering proceeds for working capital and other general corporate purposes in support of our current business, consistent with the intended use of proceeds disclosed in our registration statement on Form S-1, as amended (File Number 333-276300).

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this quarterly report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Fourth Amended and Restated Article of Incorporation	8-K	001-41761	3.1	October 21, 2024

3.2	Bylaws	S-1	333-271185	3.2	April 7, 2023

4.1	Specimen Stock Certificate	S-1	333-280743	4.1	July 10, 2024

10.1	Loan Agreement dated June 13, 2025 by and between the Company and Asia Finance Investment Limited	—	—	—	Filed herewith

10.2	Loan Agreement dated June 26, 2025 by and between the Company and Asia Finance Investment Limited	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith
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

Date: August 4, 2025

Cheetah Net Supply Chain Service Inc.

By:	/s/ Huan Liu
Huan Liu
Chief Executive Officer, Director, and Chairman of the Board of Directors