Form 10-Q
period 2025-09-30
CHEETAH NET SUPPLY CHAIN SERVICE INC.
filed 2025-11-07
CIK 1951667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 6, 2025, there were 2,727,712 shares of Class A common stock and 546,875 shares of Class B common stock, par value $0.0001 per share, outstanding.

Cheetah Net Supply Chain Service Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2025

i

CHEETAH NET SUPPLY CHAIN SERVICE INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$153,692	$1,650,962
Accounts receivable, net	11,700	47,976
Loan receivable	8,303,111	6,088,295
Other receivables	977,607	370,696
Prepaid expenses and other current assets	289,187	338,642
Current assets of discontinued operations	—	2,540,501
TOTAL CURRENT ASSETS	9,735,297	11,037,072
NON-CURRENT ASSETS:
Property, plant, and equipment, net	368,749	398,395
Operating lease right-of-use assets	1,400,311	1,836,521
Intangibles, net	816,083	1,063,072
Goodwill	475,862	1,044,394
TOTAL NON-CURRENT ASSETS	3,061,005	4,342,382
TOTAL ASSETS	$12,796,302	$15,379,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,669	$18,992
Current portion of long-term debt	35,902	34,577
Loan payable from premium finance	131,083	120,461
Tax payable	5,200	—
Operating lease liabilities, current	640,688	438,351
Accrued liabilities and other current liabilities	481,981	217,980
Current liabilities of discontinued operations	—	52,900
TOTAL CURRENT LIABILITIES	1,296,523	883,261
NON-CURRENT LIABILITIES:
Long-term debt, net of current portion	581,836	610,020
Operating lease liabilities, net of current portion	778,642	1,268,501
TOTAL NON-CURRENT LIABILITIES	1,360,478	1,878,521
TOTAL LIABILITIES	$2,657,001	$2,761,782

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 3,274,587 and 3,218,886 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively, including:
Class A common stock, $0.0001 par value - 891,750,000 shares authorized; 2,727,712 and 2,672,011 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively	273	267
Class B common stock, $0.0001 par value - 108,250,000 shares authorized, 546,875 and 546,875 shares issued and outstanding as of September 30, 2025, and December 31, 2024	55	55
Additional paid-in capital	17,400,671	17,297,961
Accumulated deficit	(7,261,698)	(4,680,611)
TOTAL STOCKHOLDERS’ EQUITY	10,139,301	12,617,672

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,796,302	$15,379,454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024*	2025	2024*
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$361,935	$61,208	$1,195,860	$231,605

COST OF REVENUE	317,757	31,339	1,060,526	119,437

GROSS PROFIT	44,178	29,869	135,334	112,168

OPERATING EXPENSES
General and administrative expenses	801,263	1,102,454	2,607,087	2,735,450
Impairment loss expenses	731,307	—	731,307	—
Share-based compensation expenses	76,087	261,666	102,716	261,666
TOTAL OPERATING EXPENSES	1,608,657	1,364,120	3,441,110	2,997,116

LOSS FROM OPERATIONS	(1,564,479)	(1,334,251)	(3,305,776)	(2,884,948)

OTHER INCOME (EXPENSES)
Interest income	244,776	88,460	725,094	145,631
Interest expenses	(7,849)	(8,435)	(24,721)	(25,042)
Other income	12,900	35	78,005	809
Other expenses	2	—	(35,347)	—
OTHER INCOME, NET	249,829	80,060	743,031	121,398

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,314,650)	(1,254,191)	(2,562,745)	(2,763,550)

Income tax (benefits) expense	—	(559,980)	18,342	(1,052,969)

LOSS FROM CONTINUING OPERATIONS	(1,314,650)	(694,211)	(2,581,087)	(1,710,581)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(1,121,081)	—	(1,326,521)

NET LOSS	$(1,314,650)	$(1,815,292)	$(2,581,087)	$(3,037,102)

Loss from continuing operations per ordinary share - basic and diluted	$(0.41)	$(0.30)	$(0.80)	$(1.00)
Loss from discontinued operations per ordinary share - basic and diluted	$0.00	$(0.48)	$0.00	$(0.78)
Loss per share - basic and diluted	$(0.41)	$(0.78)	$(0.80)	$(1.78)
Weighted average shares - basic and diluted	3,219,491	2,325,067	3,219,090	1,709,610
*

Reclassification- certain reclassifications have been made to the financial statements for the period ended September 30, 2024, to conform to the presentation for the period ended September 30, 2025, with no effect on previously reported net income (loss). See Note 5—Discontinued operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock
	Class A		Class B		Additional			Total
	Common		Common		paid-in	Subscription	Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Deficit	Equity
Balance, December 31, 2024	2,672,011	$267	546,875	$55	$17,297,961	$—	$(4,680,611)	$12,617,672

Share-based compensation expenses	—	—	—	—	16,185	—	—	16,185
Net loss from continuing operations for the period	—	—	—	—	—	—	(753,909)	(753,909)

Balance, March 31, 2025	2,672,011	$267	546,875	$55	$17,314,146	$—	$(5,434,520)	$11,879,948

Share-based compensation expenses	—	—	—	—	10,444	—	—	10,444
Net loss from continuing operations for the period	—	—	—	—	—	—	(512,528)	(512,528)

Balance, June 30, 2025	2,672,011	$267	546,875	$55	$17,324,590	$—	$(5,947,048)	$11,377,864

Share-based compensation expenses	—	—	—	—	(1,788)	—	—	(1,788)
Issuance of common stock in connection of share-based award	43,750	5	—	—	77,870	—	—	77,875
Shares issued upon exercised share-based award for employees	11,951	1	—	—	(1)	—	—	—
Net loss from continuing operations for the period	—	—	—	—	—	—	(1,314,650)	(1,314,650)

Balance, September 30, 2025	2,727,712	$273	546,875	$55	$17,400,671	$—	$(7,261,698)	$10,139,301

	Common Stock
	Class A		Class B		Additional		Retained Earnings	Total
	Common		Common		paid-in	Subscription	(Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Deficit)	Equity
Balance, December 31, 2023	604,125	$60	515,625	$52	$6,996,275	$(600,000)	$508,241	$6,904,628

Termination of equity-classified warrant	—	—	—	—	(78,125)	—	—	(78,125)
Issuance of common stock for acquisition	79,521	8	—	—	899,992	—	—	900,000
Net loss from discontinued operations for the period	—	—	—	—	—	—	(142,582)	(142,582)
Net loss from continuing operations for the period	—	—	—	—	—	—	(466,348)	(466,348)

Balance, March 31, 2024	683,646	$68	515,625	$52	$7,818,142	$(600,000)	$(100,689)	$7,117,573

Issuance of follow-on public offering	825,625	83	—	—	7,309,037	—	—	7,309,120
Net loss from discontinued operations for the period	—	—	—	—	—	—	(62,858)	(62,858)
Net loss from continuing operations for the period	—	—	—	—	—	—	(550,022)	(550,022)

Balance, June 30, 2024	1,509,271	$151	515,625	$52	$15,127,179	$(600,000)	$(713,569)	$13,813,813

Issuance of follow-on public offering	404,979	$40	—	$—	$1,093,516	$—	$—	$1,093,556
Subscription receivable	—	—	—	—	—	600,000	—	600,000
Issuance of common stock in connection of share-based award (in shares)	45,938	5	31,250	3	—	—	—	8
Share-Based Compensation	—	—	—	—	261,658	—	—	261,658
Net loss from discontinued operations for the period	—	—	—	—	—	—	(1,121,081)	(1,121,081)
Net loss from continuing operations for the period	—	—	—	—	—	—	(694,211)	(694,211)

Balance, September 30, 2024	1,960,187	$196	546,875	$55	$16,482,353	—	$(2,528,861)	$13,953,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2025	2024

	(Unaudited)
Cash flows from operating activities:
Net Loss	$(2,581,087)	$(3,037,102)
Less: Loss from discontinued operations, net of tax	—	(1,326,521)
Loss from continuing operations	(2,581,087)	(1,710,581)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,646	17,518
Amortization of operating lease right-of-use assets	310,210	182,862
Amortization of intangible assets	84,214	34,858
Impairment loss expenses on goodwill and intangible assets	731,307	—
Share-based compensation expenses	102,716	261,666
Deferred income tax benefits	—	(1,057,853)
Accrued current income tax expense	—	(8,777)
Changes in operating assets and liabilities:
Accounts receivable	36,276	10,651
Other receivables	(606,911)	(147,688)
Prepaid expenses and other current assets	49,455	(108,846)
Other payables and other current liabilities	198,978	(75,693)
Operating lease liabilities	(161,522)	(319,666)
Cash used in operating activities-continuing operations	(1,806,718)	(2,921,549)
Cash provided by operating activities-discontinued operations	2,540,501	3,523,075
Net cash provided by operating activities	733,783	601,526

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(220,117)
Purchase of property and equipment	—	(365,000)
Loans made to third parties	(3,445,150)	(3,058,295)
Loans repayment received from third parties	1,230,334	672,500
Cash used in investing activities-continuing operations	(2,214,816)	(2,970,912)
Net cash used in investing activities	(2,214,816)	(2,970,912)

Cash flows from financing activities:
Proceeds from follow-on public offering, net	—	8,402,676
Cash paid for warrant termination	—	(78,125)
Proceeds from issuance of common stock under private placement agreement	—	600,000
Proceeds from Premium Finance	196,300	252,718
Repayments of Premium Finance	(185,678)	(222,538)
Repayments of long-term borrowings	(26,859)	(24,268)
Borrowing from a related party	—	(13,423)
Cash (used in) provided by financing activities-continuing operations	(16,237)	8,917,040
Cash used in financing activities-discontinued operations	—	(1,693,276)
Net cash (used in) provided by financing activities	(16,237)	7,223,764

Net (decrease) increase in cash	(1,497,270)	4,854,378
Cash, beginning of year	1,650,962	432,998
Cash, end of year	153,692	5,287,376
Less: cash and cash equivalents of discontinued operations	—	—
Cash of continuing operations	$153,692	$5,287,376

Supplemental cash flow information
Cash paid for income taxes	$2,155	$—
Cash paid for interests	$23,874	$22,590

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

As the parallel-import vehicle market conditions continued to deteriorate and sales activity in this segment ceased, management determined that the business no longer had a sustainable path forward. On March 3, 2025, the Board formally approved the discontinuation of the parallel-import vehicle business. In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the Company determined that the parallel-import vehicle segment met the conditions for reporting as a discontinued operation during the year ended December 31, 2024. As a result, all financial results associated with this business have been reclassified as discontinued operations in the accompanying unaudited condensed consolidated financial statements for the three months ended September 30, 2024 and the consolidated financial statements for the year ended December 31, 2024 presented. For additional financial details regarding discontinued operations, refer to Note 5-Discontinued Operations.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted consistent with Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include all adjustments as necessary for the fair statement of the Company’s financial position as of September 30, 2025 and 2024, and results of operations and cash flows for the nine months ended September 30, 2025 and 2024. The consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP. The unaudited condensed consolidated financial statements and related disclosures have been prepared with the presumption that users of the unaudited condensed consolidated financial statements have read or have access to the audited consolidated financial statements for the preceding fiscal years. Accordingly, these financial statements should be read in conjunction with the audited consolidated financial statements and related footnotes for the year ended December 31, 2024. The accounting policies applied are consistent with those of the audited consolidated financial statements for the preceding fiscal year. Results for the nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full fiscal year or for any future period. The Company’s fiscal year end date is December 31.

Going Concern Consideration

The Company’s unaudited condensed consolidated financial statements are prepared assuming that the Company will continue as a going concern.

For the nine months ended September 30, 2025, the Company reported a net operating loss of approximately $2.6 million. Net cash provided by operating activities was approximately $0.7 million, with an approximately $2.5 million positive cash flows from discontinued operations, partially offset by $1.8 million cash used in operating activities-continuing operations due to the ongoing transition to the logistics and warehousing business. The Company may continue to incur operating losses and generate negative cash flow. These factors may raise doubts about the Company’s ability to continue as a going concern.

As of September 30, 2025, the Company had cash and cash equivalents of approximately $0.2 million and a working capital balance of $8.5 million, including a loan receivable of $8.3 million due from third parties within a year.

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements – Going Concern. This evaluation considered the Company’s current financial condition, forecasted cash flows, obligations due within the next 12 months, and available sources of liquidity.

While management understands that the ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its new business strategy and eventually attain profitable operations, management has concluded that there are no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these consolidated financial statements. Accordingly, the Company’s unaudited condensed consolidated financial statements as of September 30, 2025 have been prepared on a going concern basis.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash in bank and interest-bearing certificates of deposit with an initial term of six months when purchased. As of September 30, 2025 and December 31, 2024, all cash and cash equivalents were related to continuing operations.

	September 30, 2025	December 31, 2024
	(Unaudited)
Cash held in Current Accounts	$153,692	$627,924
Certificate of Deposit	—	1,023,038
Total cash and cash equivalents shown in the statements of cash flows	$153,692	$1,650,962

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

During the nine months ended September 30, 2025 and 2024, no allowance for credit losses on accounts receivable from continuing operations was recorded. (See Note 5 – Discontinued Operations for further details.)

Loan receivable

The Company’s loans receivable, which consist of loans to third parties, are recognized at the point of loan disbursement, initially measured at fair value, primarily reflecting the disbursed amount and associated transaction costs. Both secured and unsecured lending are encompassed in these receivables, with terms including varying interest rates and maturity dates. Subsequently, these receivables are measured at amortized cost using the effective interest method, which ensures the accurate recognition of interest income over the loan period. The interest rates for these loans may be subject to change based on the terms of loan agreements. Periodic reviews of the loan portfolio are conducted to assess for impairment, utilizing the expected credit loss model. This approach considers historical credit loss experience, current conditions, and reasonable forecasts in estimating potential credit losses. As of September 30, 2025 and December 31, 2024, no impairment allowance was recorded for the loan receivable.

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

The Company recognized impairment loss to intangible assets of $162,775 and nil for the nine months ended September 30, 2025 and 2024, respectively. See NOTE 8—Intangible Asset and Goodwill.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, loans receivable, loans payable, and other payables and other current liabilities, approximated the fair value of the respective assets and liabilities as of September 30, 2025 and December 31, 2024 based upon the short-term nature of the assets and liabilities.

The Company applied level 3 to obtain the fair value of intangible assets and goodwill. See NOTE 8 — Intangible Asset and Goodwill.

The Company believes that the carrying amount of long-term loans approximated fair value as of September 30, 2025 and December 31, 2024 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The ROU asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All ROU assets are reviewed for impairment annually. There was no impairment for ROU lease assets for the nine months ended September 30, 2025 and 2024.

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

For the nine months ended September 30, 2025 and 2024, the Company recorded an impairment loss to the goodwill of $568,532 and nil, respectively. See NOTE 8—Intangible Asset and Goodwill.

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

For the nine months ended September 30, 2025 and 2024, the Company did not record any impairment except intangible assets, net and goodwill above.

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

In 2024, the Company generated revenue from the parallel-import vehicle dealership and logistics and warehousing services. Revenue from the parallel-import vehicle dealership business is generated from the sales of parallel-import vehicles to both domestic and overseas parallel-import vehicle dealers. It purchases automobiles from the U.S. market through its team of professional purchasing agents, and resells them to parallel-import vehicle dealers in the U.S. and the PRC. In accordance with ASC 606, the Company recognizes revenue at the point in time when the performance obligation has been satisfied and control of the vehicles has been transferred to the dealers. For sales to U.S. domestic parallel-import car dealers, revenue is recognized when a vehicle is delivered, and its title has been transferred to the dealers. For overseas sales, the Company sells vehicles under Cost and Freight (“CFR”) shipping point terms, and revenue is recognized when a vehicle is loaded on a cargo ship and its title has been transferred to the dealers. The Company accounts for the revenue generated from sales of vehicles on a gross basis as the Company is acting as a principal in these transactions, is subject to inventory risk, has latitude in establishing prices, and is responsible for fulfilling the promise to provide customers the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. All of the Company’s contracts have one single performance obligation as the promise is to transfer the individual vehicle to parallel-import vehicle dealers, and there is no separately identifiable other promise in the contracts. The Company’s vehicles are sold with no right of return and the Company does not provide other credits or sales incentives to parallel-import car dealers. Historically, no customer returns have occurred. Therefore, the Company did not provide any sales return allowances for the nine months ended September 30, 2025.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
U.S. domestic market	$344,250	$36,860	$1,142,724	$136,575
Overseas market	17,685	24,348	53,136	95,030
Total revenue	$361,935	$61,208	$1,195,860	$231,605

For the three months ended September 30, 2025, the Company’s total revenue from continuing operations was $361,935, which increased by $300,727 from $61,208 for the same period in 2024.

For the nine months ended September 30, 2025, total revenue from continuing operations was $1,195,860, an increase of $964,255 from $231,605 for the same period in 2024. This growth was primarily driven by the acquisition of TWEW in November 2024, whose operations are entirely focused on the U.S. domestic market.

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

General and Administration Expenses

The Company’s general and administrative expenses for the continuing operations primarily include employee salaries and benefits, depreciation and amortization, office lease expenses, travelling and entertainment expenses, legal and consulting fees, insurance and other miscellaneous administrative expenses. For the three and nine months ended September 30, 2025, general and administration expenses for the continuing operations were $801,263 and $2,607,087, respectively. For the three and nine months ended September 30, 2024, general and administration expenses for the continuing operations were $1,102,454 and $2,735,450, respectively.

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

The Company assesses deferred tax assets to determine whether they are realizable. As of September 30, 2025 and December 31, 2024, the Company recorded a full valuation allowance against deferred tax assets, as it has generated a three-year cumulative pretax book loss and is forecasting a loss for 2025. Based on this evidence, realization of deferred tax assets is not considered more-likely-than-not at this time.

The Company records uncertain tax positions in accordance with ASC 740, using a two-step process to determine whether tax positions will be sustained. The Company has concluded that there are no uncertain tax positions requiring recognition as of September 30, 2025 and December 31, 2024.

The Company is not subject to the Section 163(j) interest expense limitation, as it qualifies for an exception due to floor plan financing indebtedness.

The Company monitors tax law changes and has determined that no recent changes materially impact the financial statements.

The Company and its U.S. operating subsidiaries are subject to the U.S. tax laws. The Company elected to file income taxes as a corporation instead of an LLC for the tax years ended December 31, 2020 through December 31, 2021. As of September 30, 2025, the Company’s consolidated income tax returns for the tax years ended December 31, 2021 through December 31, 2024 remained open for statutory examination by U.S. tax authorities.

Loss per share

The Company computes loss per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net loss divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the nine months ended September 30, 2025 and 2024, there were no dilutive shares outstanding, as presented in the tables below:

	September 30, 2025
	(Unaudited)
	Loss	Share	Per share amount
Basic and diluted EPS
Loss from continuing operations per ordinary share	$(2,581,087)	3,219,090	$(0.80)
Loss from discontinued operations per ordinary share	—	3,219,090	0.00
Loss from operations per ordinary share	$(2,581,087)		$(0.80)

	September 30, 2024
	(Unaudited)
	Income (loss)	Share	Per share amount
Basic and diluted EPS
Loss from continuing operations per ordinary share	$(1,710,581)	1,709,610	$(1.00)
Loss from discontinued operations per ordinary share	(1,326,521)	1,709,610	(0.78)
Loss from operations per ordinary share	$(3,037,102)	—	$(1.78)

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

Segment reporting

The Company uses the management approach in determining reportable operating segments. The management approach considers the internal reporting used by the Company’s chief operating decision maker for making operating decisions about the allocation of resources of the segment and the assessment of its performance in determining the Company’s reportable operating segments. The Company reported two operating segments: the parallel-import vehicle business and logistics and warehousing services in 2024. Following the discontinuation of the parallel-import vehicles business, during the nine months ended September 30, 2025, the Company reported a single reportable segment on logistics and warehousing services. Significant segment expenses reviewed by management include cost of revenues, general and administrative expenses, impairment loss expenses, and share-based compensation expenses.

Recently adopted accounting standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. The Company adopted ASU 2023-07 for the annual period ending December 31, 2025, retrospectively to all periods presented in the consolidated financial statement. The adoption of this standard did not have a material impact to our results of operations, cash flows or financial condition.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements – Amendments to Remove References to the Concept Statements” (“ASU 2024-02”). ASU 2024-02 contains amendments to the FASB Accounting Standards Codification that remove references to various FASB Concepts Statements. In most instances, the references are extraneous and not required to understand or apply the guidance. In other instances, the references were used in prior Statements to provide guidance in certain topical areas. The Company adopted ASU 2024-02 for the annual period ending December 31, 2025. The adoption of this standard did not have a material impact to our results of operations, cash flows or financial condition.

Recent accounting pronouncements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements—codification amendments in response to SEC’s disclosure Update and Simplification initiative which amend the disclosure or presentation requirements of codification subtopic 230-10 Statement of Cash Flows—Overall, 250-10 Accounting Changes and Error Corrections—Overall, 260-10 Earnings Per Share—Overall, 270-10 Interim Reporting—Overall, 440-10 Commitments—Overall, 470-10 Debt—Overall, 505-10 Equity—Overall, 815-10 Derivatives and Hedging—Overall, 860-30 Transfers and Servicing—Secured Borrowing and Collateral, 932-235 Extractive Activities—Oil and Gas—Notes to Financial Statements, 946-20 Financial Services—Investment Companies—Investment Company Activities, and 974-10 Real Estate—Real Estate Investment Trusts—Overall. The amendments represent changes to clarify or improve disclosure and presentation requirements of above subtopics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to existing SEC disclosure requirements or those that must provide financial statements to the SEC for securities purposes without contractual transfer restrictions, the effective date aligns with the date when the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is not allowed. For all other entities, the amendments will be effective two years later from the date of the SEC’s removal.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03. In January 2025, the FASB issued ASU 2025-01, which revises the effective date of ASU 2024-03 (on disclosures about disaggregation of income statement expenses) “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU.

In January 2025, the FASB issued ASU 2025-01, “Income Statement—Comprehensive Income—Expense Disaggregation Disclosure (Subtopic 220-40): Clarifying the Effective Date.” This pronouncement revises the effective date of ASU 2024-03 and clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Entities within the ASU’s scope are permitted to early adopt the accounting standard update.

NOTE 3 — LOAN RECEIVABLE

The Company had loans to generate interest income with third parties. As of September 30, 2025 and December 31, 2024, the Company’s loan receivable consisted of the following:

		September 30, 2025	December 31, 2024
		(Unaudited)
Hongkong Sanyou Petroleum Co Limited	(1)	$4,719,666	$5,000,000
Asia Finance Investment Limited	(2)	3,583,445	1,088,295
Total Short-term loan receivables		$8,303,111	$6,088,295
(1)	On June 20, 2024, the Company entered into a one- year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $1,000,000, bearing an annual interest rate of 12.0%, and is set to mature in 12 months. As of August 21, 2025, $1,000,000 principal and $119,666 interest had been fully collected.

On July 23, 2024, the Company entered an additional unsecured short-term loan of $1,500,000 to Hongkong Sanyou Petroleum Co Limited under the same terms. Upon the original maturity date, $0 had been collected, with $182,500 interest accrued. On July 23, 2025, the Company and the borrower executed an extension agreement to renew the loan for an additional one-year term, effective upon the original maturity date. Under the renewed agreement, the outstanding balance became payable on demand and continues to bear interest at the reduced annual rate of 8%. The accrued and unpaid interest receivable under the original loan agreement was excluded from the renewed principal balance. The Company has collected partial principal repayments of $640,334 as of the date of this quarterly report.

On October 2, 2024 and October 28, 2024, the Company entered into two one-year unsecured short-term loan agreements with Hongkong Sanyou Petroleum Co Limited, for the principal amount of the loan $1,000,000 and $1,000,000, respectively, bearing an annual interest rate of 12.0% and set to mature in 12 months. Upon the original maturity of these loans, the Company and the borrower executed loan extension agreements to renew both loans for an additional one-year term, effective as of October 2, 2025 and October 28, 2025, respectively. Under the renewed agreements, the outstanding principal balances of $1,000,000 each continue to accrue interest at a reduced annual rate of 8%, and will mature on October 1, 2026 and October 27, 2026, respectively. The accrued and unpaid interest receivable under the original loan agreements were excluded from the renewed principal amounts. As of the date of this quarterly report, no principal repayments have been collected on either of these two loans.

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

(2)	On August 16, 2024, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $649,250. After mutual debt adjustments, the adjusted principal balance of this loan is $558,295. This loan accrues interest at a monthly rate of 1.0%, with a single lump-sum repayment due 12 months from the disbursement date. The agreement includes a mutual debt adjustment provision, where the balance after offsetting mutual debts is applied to reduce interest charges. Any overdue payments under this agreement bear an annual interest rate of 18%. Upon the loan’s original maturity on August 15, 2025, the Company and the borrower executed a loan extension agreement to renew the loan for an additional one - year term, effective as of August 16, 2025. Under the renewed agreement, the outstanding principal balance of $558,295 continues to accrue interest at a reduced annual rate of 8%, and will mature on August 15, 2026. The accrued and unpaid interest receivable under the original loan agreement was excluded from the renewed principal amount. As of the date of this quarterly report, no principal or interest repayments have been collected.

On October 24, 2024, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $530,000. This loan accrues interest at a monthly rate of 1.0%, with a single lump-sum repayment due 12 months from the disbursement date. Upon the loan’s original maturity on October 23, 2025, the Company and the borrower executed a loan extension agreement to renew the loan for an additional one-year term, effective as of October 24, 2025. Under the renewed agreement, the outstanding principal balance of $530,000 continues to accrue interest at a reduced annual rate of 8%, and will mature on October 23, 2026. The accrued and unpaid interest receivable under the original loan agreement was excluded from the renewed principal amount. As of the date of this quarterly report, no principal or interest repayments have been collected.

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

Based on ongoing communications with the borrowers, the borrowers’ continued operations, and management’s expectation of full recovery under the extended terms, no expected credit loss has been recognized as of September 30, 2025. Management continues to monitor the credit exposure and will reassess the collectability on a quarterly basis.

Interest income for the three and nine months ended September 30, 2025, was $244,776 and $719,672, respectively. These amounts were accrued and recognized as interest receivable.

For the three and nine months ended September 30, 2024, the Company recorded interest income of $73,541 and $113,958 from short-term loan receivables, respectively.

NOTE 4 — OTHER RECEIVABLES

Other receivables consisted of the following:

	September 30, 2025	December 31, 2024
	(Unaudited)
Rent Deposit	$114,992	$112,751
Interest Receivable(1)	840,514	245,655
Others	22,101	12,290
Total Other Receivables	$977,607	$370,696
(1)	Interest receivable primarily relates to accrued interests from loan agreements disclosed in Note 3- Loan Receivable. For further details on the loan arrangements generating these interest receivables, refer to Note 3.

NOTE 5 — DISCONTINUED OPERATIONS

1) Loss from discontinued operations for the nine months ended September 30, 2024 was as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2024	2024
	(Unaudited)	(Unaudited)

Revenue	$—	$1,631,248

Cost of Revenue	—	1,656,068

Gross loss	—	(24,820)

Operating expenses
Selling, General and administrative expenses	—	1,212,913
Total operating expenses	—	1,212,913

Loss from discontinued operations	—	(1,237,733)

Other income (expenses)
Interest expenses	—	88,788
Other expenses, net	—	88,788

Loss from discontinued operations before income taxes	—	(1,326,521)

Income tax provision	—	—

Loss from discontinued operations	$—	$(1,326,521)

On March 3, 2025, the Board approved the discontinuation of the Company’s parallel-import vehicles business authorizing the writing off of receivables, and winding down of operations in compliance with applicable legal and regulatory requirements. In accordance with ASC 205-20, Presentation of Financial Statements — Discontinued Operations, the Company determined that the parallel-import vehicle segment met the conditions for reporting as a discontinued operation. As a result, all financial results associated with this business have been reclassified as discontinued operations in the accompanying consolidated financial statements for the nine months ended September 30, 2024.

For the three and nine months ended September 30, 2024, revenue from discontinued operations was nil and $1,631,248, respectively. The significant decline was due to the discontinuation of the Company’s parallel-import vehicles business.

Selling expenses related to the discontinued parallel-import vehicles business include salaries and benefits for the Company’s sales personnel, and ocean freight expenses, which are associated with shipping and delivery of vehicles to automobile dealers, are expensed as incurred. Total selling expenses of discontinued operations were nil and $1,212,913 for the three and nine months ended September 30, 2024, respectively.

General and administrative expenses related to discontinued operations were operational expenses associated with sourcing, purchasing, and shipping vehicles, leading to improved financial performance in future periods.

Interest expenses of discontinued operations were nil and $88,788 for the three and nine months ended September 30, 2024, respectively, which were related to loan of inventory financing, loan of letter of credit (“LC”) financing, loan of dealer financing and revolving credit line of financing, all of which are classified under Current liabilities of discontinued operations. Further details on these financing arrangements are provided in “3) Current liabilities of discontinued operations.” The loans related were all paid off as of June 30, 2025.

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

3) Cash Flows from discontinued operations

	For the Nine Months Ended
	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Cash flows from discontinued operating activities:
Net loss	$—	$(1,326,521)
Less: Loss from discontinued operations, net of tax	—	(1,326,521)
Cash provided by operations-discontinued operations	2,540,501	4,849,596
Net cash provided by discontinued operating activities	2,540,501	3,523,075

Cash flows from discontinued financing activities:
Cash used in financing activities-discontinued operations	—	(1,693,276)
Net cash used in discontinued financing activities	$—	$(1,693,276)

NOTE 6 — PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	Estimated Useful Life
	in Years	September 30, 2025	December 31, 2024
		(Unaudited)
Motor Vehicles	10	$365,000	$365,000
Leasehold improvements*	3-6	60,795	60,795
Subtotal		425,795	425,795
Less accumulated depreciation		(57,046)	(27,400)
Property, plant, and equipment, net		$368,749	$398,395

During the nine months ended September 30, 2025 and 2024, the Company recorded deprecation of $29,646 and $7,636, respectively.

There was no impairment loss during the nine months ended September 30, 2025 and 2024.

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

The short-term lease runs month-to-month from January 1, 2024 to August 31, 2024. Both operating lease expenses and short-term lease expenses are recognized in general and administrative expenses. The components of lease expenses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(Unaudited)		(Unaudited)
Lease expenses
Operating lease expenses	$177,763	$131,599	$533,290	$251,302
Short-term lease expenses	24,715	37,140	85,446	84,949
Total lease expenses	$202,478	$168,739	$618,736	$336,291

During the three and nine months ended September 30, 2025, the Company incurred total operating lease expenses of $177,763 and $533,290, respectively. The total lease expenses were $202,478 and $618,736 for the three and nine months ended September 30, 2025, respectively.

During the three and nine months ended September 30, 2024, the Company incurred total operating lease expenses of $131,599 and $251,302, respectively. The total lease expenses were $168,739 and $336,291 for the three and nine months ended September 30, 2024, respectively.

	September 30, 2025	December 31, 2024
	(Unaudited)
Right-of-use assets	$1,400,311	$1,836,521

Operating lease liabilities – current	$640,688	$438,351
Operating lease liabilities – non-current	778,642	1,268,501
Total operating lease liabilities	$1,419,330	$1,706,852

During the three and nine months ended September 30, 2025, the Company recognized amortization expense of $148,335 and $310,210, respectively.

During the three and nine months ended September 30, 2024, the Company recognized amortization expense of $105,061 and $182,862, respectively.

The weighted average remaining lease terms and discount rates for all operating leases were as follows for the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024

	(Unaudited)
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	2.06	3.11
Weighted average discount rate *	4.8%	12.2%

*The Company used weighted average incremental borrowing rate of 4.8% per annum for its lease contracts based on the Company’s current borrowings from various financial institutions.

As of September 30, 2025, future maturities of lease liabilities were as follows:

Fiscal Years	Amount
(Unaudited)
2025 (from October 1, 2025 to December 31, 2025)	$195,361
2026	795,559
2027	517,765
Thereafter	126,977
Total lease payments	1,635,662
Less: imputed interest	(216,332)
Present value of lease liabilities	$1,419,330

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

During the nine months ended September 30, 2025 and 2024, the Company incurred accumulated amortization expenses of $84,214 and $34,858, respectively.

Management conducted an impairment assessment of goodwill and intangible assets associated with the Edward acquisition in accordance with ASC 350, Intangibles—Goodwill and Other. The Company utilized a discounted cash flow (“DCF”) model to estimate the fair value of the reporting unit, taking into consideration projected revenues, operating margins, terminal value assumptions, and a discount rate reflecting the risks of the underlying cash flows.

Based on the results of this analysis, management determined that the carrying value of certain intangible assets and goodwill exceeded their estimated fair value, and accordingly, recorded an impairment charge. Key assumptions used in the analysis included management’s projections of future cash flows, growth rates, and weighted average cost of capital. Changes in these assumptions, or a decline in actual performance compared with forecasts, could result in additional impairments in future periods.

	As of September 30, 2025		As of September 30, 2025
Intangible Assets	Preliminary value	Impairment loss	Finalized Value
Edward-Customer Relationships	$310,000	$(135,346)	$174,654
Edward-Trade Names	27,429	(27,429)	—
Edward-Goodwill	568,532	(568,532)	—

Total future amortization expenses for finite-lived intangible assets were estimated as follows:

2025 (from October 1, 2025 to December 31, 2025)	$23,511
2026	94,045
2027	94,045
2028	94,045
2029	94,045
Thereafter	416,392
Total	$816,083

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

On August 1, 2025, the Company renewed the Premium Finance Agreement with ETI Financial Corporation to finance the purchase of its directors’ and officers’ insurance for the new policy term. Under the renewed agreement, the Company borrowed $151,421.49 at an annual interest rate of 7.10%. The financing is scheduled to be repaid in nine-month installments, beginning on September 1, 2025. As of the date of this report, the Company is in compliance with all payment terms under the renewed agreement.

Premium finance consisted of the following:

	September 30,	December 31,
	2025	2024
	(Unaudited)
Premium finance	$131,083	$120,461

Interest expenses incurred related to the Premium Finance Agreement were $3,874 and $2,400 for the nine months ended September 30, 2025 and 2024, respectively.

NOTE 10 — LONG-TERM BORROWINGS

Long-term borrowings consisted of the following:

	September 30,	December 31,
	2025	2024
	(Unaudited)
Small Business Administration(1)	$459,234	$468,542
Thread Capital Inc.(2)	158,504	176,055
Total long-term borrowings	$617,738	$644,597

Current portion of long-term borrowings	$35,902	$34,577

Non-current portion of long-term borrowings	$581,836	$610,020
(1)	On May 24, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (the “SBA”), an agency of the U.S. Government, to borrow $150,000 for 30 years, with a maturity date of May 23, 2050. Under the terms of the SBA loan, the loan proceeds are used as working capital to alleviate economic injury caused by the COVID-19 pandemic. The loan bears a fixed interest rate of 3.75% per annum. Beginning 12 months from the date of this loan agreement, the Company is required to make a monthly installment payment of $731 within the term of loan, with the last installment to be paid in May 2050. On March 16, 2022, the Company entered into an amended agreement with SBA to borrow an additional $350,000 for 30 years as working capital to alleviate economic injury caused by the COVID-19 pandemic. In the aggregate, the Company’s borrowings amounted to $500,000 with a maturity date of May 23, 2050. The amended loan bears a fixed interest rate of 3.75% per annum. Beginning from March 2022, 24 months from the date of the original loan agreement, the Company is required to make a new monthly installment payment of $2,485 within the remaining term of loan, with the last installment to be paid in May 2050.

The future maturities of the SBA loan as of September 30, 2025 were as follows:

Fiscal Years	Future repayment
(Unaudited)
2025 (from October 1, 2025 to December 31, 2025)	$5,623
2026	11,474
2027	11,942
2028	12,429
2029	12,937
Thereafter	404,829
Total	$459,234
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

The future maturities of the loan from Thread Capital as of September 30, 2025 were as follows:

Fiscal Years	Future repayment
(Unaudited)
2025 (from October 1, 2025 to December 31, 2025)	$12,103
2026	24,881
2027	26,285
2028	27,768
2029	29,334
Thereafter	38,133
Total	$158,504

For the above-mentioned long-term borrowings, the Company recorded interest expenses of $21,089 and $24,510 for the nine months ended September 30, 2025 and 2024, respectively.

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

On September 30, 2025, the compensation committee of the Company’s Board approved the grant of 43,750 shares of Class A common stock (the “Award”) to Mr. Jianhui Li, strategic consultant of the Company. The Award vested immediately upon grant.

Non-vested shares

On September 30, 2024, the compensation committee of the Company’s Board approved the grant of 18,750 and 47,812 shares of Class A common stock to one director and five employees, respectively, vesting ratably on each of the first three anniversaries of the grant date. Subsequently, on November 30, 2024, the compensation committee of the Company’s board of directors approved the grant of 6,250 shares of Class A common stock to one employee. On January 17, 2025, these 6,250 shares were forfeited. On September 23, 2025, another 18,750 shares were forfeited.

A summary of the non-vested shares activity for the nine months ended September 30, 2025 is as follows:

		Weighted
	Number of	Average Grant
	non-vested	Date Fair Value
	Shares	Per Share (US$)
Outstanding as of December 31, 2024	79,062	3.28
Forfeited	(31,250)	3.10
Vested	(11,951)	3.39
Outstanding as of September 30, 2025	35,861	3.39

The fair value of vested and non-vested shares is determined by the market closing price of Class A common stock at the grant date. Accordingly, the Company recorded share-based compensation expenses of $76,087 and $261,266 for the three months ended September 30, 2025 and 2024, respectively, and of $102,716 and $261,266 for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025, total unrecognized compensation cost relating to non-vested shares was $199,437, which is to be recognized over a weighted average period of two years.

NOTE 12 — INCOME TAXES

The Company and its operating subsidiaries in the United States are subject to federal and various state income taxes. The Company elected to file income taxes as a corporation instead of an LLC for the tax years ended December 31, 2020 through December 31, 2024.

(i)	Loss before income tax expense

	For the Nine Months Ended
	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Loss from continuing operations before income taxes	$(2,562,745)	$(2,763,550)

(ii)	The components of the income tax provision were as follows:

	For the Nine Months Ended
	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Current:
Federal	$—	$(128)
State	5,200	4,457
Total current income tax provision	5,200	4,329
Deferred:
Federal	—	(761,498)
State	—	(295,800)
Total deferred income tax expenses (benefits)	—	(1,057,298)
Adjustments related to prior year income taxes	13,142	—
Total income tax expenses (benefits)	$18,342	$(1,052,969)

The consolidated statement of operations reflects income tax expense of approximately $18,342 for the nine months ended September 30, 2025, which includes the current quarter provision of $5,200, and approximately $13,142 of tax payments related to prior periods and acquisition-related tax filings upon the filing of 2024 tax returns in April 2025. These additional amounts primarily consist of: (i) $2,155 of tax obligations owed by Cheetah for the 2024 tax year, (ii) $1,101 of pre-acquisition tax obligations of Edward, and (iii) $9,886 of pre-acquisition tax obligations of TWEW. These payments do not impact the Company’s estimated annual effective tax rate for 2025.

(iii)	Reconciliations of the statutory income tax rate to the effective income tax rate were as follows:

	For the Nine Months Ended
	September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Federal income tax at the statutory rate	21.0%	21.0%
State statutory tax rate	5.6%	18.4%
Permanent Items	(0.2)%	(0.1)%
Change in valuation allowance	(26.6)%	—%
Non-deductible expenses	—%	(1.2)%
Effective tax rate	(0.2)%	38.1%

(iv)	Deferred tax assets, net were composed of the following:

	September 30,	December 31,
	2025	2024
	(Unaudited)
Deferred tax assets:
Net operating loss carry forwards	$—	$1,001,992
Tax attribute carryovers	1,550,291	—
Lease liability	397,179	398,757
Others	551,167	436,613
Total gross deferred tax assets	2,498,637	1,837,362

Less valuation allowance	(1,831,271)	(1,159,129)
Total deferred tax assets, net of valuation allowance	667,366	678,233

Deferred tax liabilities:
Intangible assets	(391,857)	(249,183)
Fixed assets	(1,590)	—
Right of use assets	(273,919)	(429,050)
Total deferred tax liabilities	(667,366)	(678,233)

Total deferred tax assets, net	$—	$—

The Company assesses deferred tax assets to determine whether they are realizable. As of September 30, 2025 and December 31, 2024, the Company recorded a full valuation allowance against deferred tax assets, as it has generated a three-year cumulative pretax book loss and is forecasting a loss for 2025. Based on this evidence, realization of deferred tax assets is not considered more-likely-than-not at this time.

The Company records uncertain tax positions in accordance with ASC 740, using a two-step process to determine whether tax positions will be sustained. The Company has concluded that there are no uncertain tax positions requiring recognition as of September 30, 2025 and 2024.

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

Credit risk

As of September 30, 2025 and December 31, 2024, all of the Company’s cash was on deposit at financial institutions in the U.S., which are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

The Company also closely monitors the collectability of its loan receivables and, to date, has not incurred any losses on such balances.

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

As of September 30, 2025 and December 31, 2024, there were 2,727,712 and 2,672,011 shares of Class A common stock issued and outstanding, respectively, and 546,875 shares of Class B common stock issued and outstanding.

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

There were no warrant shares remaining as of September 30, 2025 and December 31, 2024.

NOTE 15 — SEGMENT REPORTING

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CEO”), who reviews financial information of operating segments based on U.S. GAAP amounts when making decisions about allocating resources and assessing performance of the Company.

The Company determined that it operated in one operating segment of logistics and warehousing services, including the freight forwarding services provided by Edward and the general labor and logistics services provided by TWEW.

The Company primarily operates in the U.S. and substantially all of the Company’s long-lived assets are located in the U.S.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$361,935	$61,208	$1,195,860	$231,605
Less:
Cost of revenues	317,757	31,339	1,060,526	119,437
Staff cost	292,174	399,389	908,448	931,679
Impairment loss expenses	731,307	—	731,307	—
Share-based compensation expenses	76,087	261,666	102,716	261,666
Lease expense	202,478	168,739	618,736	336,291
Depreciation and amortization expenses	37,953	22,954	113,860	52,376
Interest expenses	7,849	8,435	24,721	25,042
Income tax expenses (credit)	—	(559,980)	18,342	(1,052,969)
Other segment items*	10,980	422,877	198,291	1,268,664

Segment net loss	(1,314,650)	(694,211)	(2,581,087)	(1,710,581)

Consolidated loss	$(1,314,650)	$(694,211)	$(2,581,087)	$(3,037,102)

Consolidated total assets	$12,796,302	$16,828,155	$12,796,302	$16,828,155
*	Other segment items include remaining general and administration expenses, and other income.

For the discontinued operations of parallel-import vehicle segment, the segment report was:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2024
	(Unaudited)	(Unaudited)
Revenues	$—	$1,631,248
Less:
Cost of revenues	—	1,656,068
Staff cost	—	77,652
Allowance of credit loss of accounts receivables	—	1,095,094
Interest expenses	6,430	88,788
Other segment items*	—	40,167

Segment net loss	(1,121,081)	(1,326,521)

Consolidated loss	$(1,121,081)	$(1,326,521)

Consolidated total assets	$16,828,155	$16,828,155
*	Other segment items include remaining general and administration expenses, and other income.

NOTE 16 — SUBSEQUENT EVENTS

On September 19, 2025, the compensation committee of the Company’s Board approved the grant of 144,000 shares of Class B common stock (the “Award”) to Mr. Huan Liu, chief executive officer of the Company, pursuant to the Plan, which grant became effective on October 15, 2025. The Award was vested immediately upon grant. On October 15, 2025, the Company issued the shares to Mr. Liu.

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

The Company completed its test of goodwill related to acquisition of Edward as of September 30, 2025. Due to the qualitative assessment on the market conditions on logistic and warehousing business and the quantitative analysis on the five-year discounted cash flow, the Company concluded the estimated fair value of Edward as a single reporting unit of logistics and warehousing business was smaller than its carrying amount. As a result, impairment of $731,307 was recognized for the three-month period ended September 30, 2025.

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

Results of Operations

The following table provides a summary of our consolidated results of operations for the three and nine months ended September 30, 2025 and 2024, highlighting the financial impact of both continuing and discontinued operations:

	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
	2025		2024		Amount	%	2025		2024		Amount	%
	USD	%	USD	%			USD	%	USD	%
Revenues	$361,935	100.0%	$61,208	100.0%	$300,727	491.3%	$1,195,860	100.0%	$231,605	100.0%	$964,255	416.3%
Cost of Revenues	317,757	87.8%	31,339	51.2%	286,418	913.9%	1,060,526	88.7%	119,437	51.6%	941,089	787.9%
Gross Profit	44,178	12.2%	29,869	48.8%	14,309	47.9%	135,334	11.3%	112,168	48.4%	23,166	20.7%
General and administration expenses	801,263	221.4%	1,102,454	1,801.2%	(301,191)	(27.3)%	2,607,087	218.0%	2,735,450	1,181.1%	(128,363)	(4.7)%
Impairment loss expenses	731,307	202.1%	—	—%	731,307	N/A %	731,307	61.2%	—	—%	731,307	N/A %
Share-based compensation expenses	76,087	21.0%	261,666	427.5%	(185,579)	(70.9)%	102,716	8.6%	261,666	113.0%	(158,950)	(60.7)%
Interest income, net	236,927	65.5%	80,025	130.7%	156,902	196.1%	700,373	58.6%	120,589	52.1%	579,784	480.8%
Other income, net	12,902	3.6%	35	0.1%	12,867	36,762.9%	42,658	3.6%	809	0.3%	41,849	5,172.9%
(Loss) from continuing operations before tax provision	(1,314,650)	(363.2)%	(1,254,191)	(2,049.1)%	(60,459)	(4.8)%	(2,562,745)	(214.3)%	(2,763,550)	(1,193.2)%	200,805	(7.3)%
Income tax (benefits)	—	—%	(559,980)	(914.9)%	559,980	(100.0)%	18,342	1.5%	(1,052,969)	(454.6)%	1,071,311	(101.7)%
Loss from continuing operations	(1,314,650)	(363.2)%	(694,211)	(1,134.2)%	(620,439)	89.4%	(2,581,087)	(215.8)%	(1,710,581)	(738.6)%	(870,506)	50.9%
Loss from discontinued operations, net of tax	—	—%	(1,121,081)	(1,831.6)%	1,121,081	(100.0)%	—	—%	(1,326,521)	(572.8)%	1,326,521	(100.0)%
Net Loss	$(1,314,650)	(363.2)%	$(1,815,292)	(2,965.8)%	$500,642	(27.6)%	$(2,581,087)	(215.8)%	$(3,037,102)	(1,311.3)%	$456,015	(15.0)%

Comparison of the Three Months Ended September 30, 2025 and 2024

Continuing Operations-Logistics and Warehousing Services

Revenues

	For the Three Months Ended September 30,				Change
	2025		2024		Amount	%
	(Unaudited)		(Unaudited)
	USD	%	USD	%
Revenues
Revenues from Edward	$41,935	11.6%	$61,208	100.0%	$(19,273)	(31.5)%
Revenues from TWEW	320,000	88.4%	—	—%	$320,000	N/A
Total revenues	$361,935	100.0%	$61,208	100.0%	$300,727	491.3%

For the three months ended September 30, 2025, we reported revenue of $361,935 from logistics and warehousing services segment, including $41,935, or 11.6%, of our total revenue from Edward, which we acquired in February 2024, and $320,000, or 88.4%, of our total revenue from TWEW, which we acquired in December 2024.

Revenue from Edward decreased by 31.5% to $41,935 for the three months ended September 30, 2025, compared to $61,208 for the same period in 2024. The decrease was primarily due to the lingering impact of trade war between China and the U.S., which resulted in reduced customer demand and shipment volume during the third quarter of 2025. Although trade flows stabilized following the resumption of trade negotiations between the two countries, shipment volume in the third quarter of 2025 did not return to prior-year levels due to continued uncertainty surrounding U.S.-China trade policy and more conservative ordering patterns by customers.

We will continue to focus on improving operational efficiencies and expanding our market presence of the two acquired businesses in the California area.

Cost of Revenues

	For the Three Months Ended September 30,				Change
	2025		2024		Amount	%
	(Unaudited)		(Unaudited)
	USD	%	USD	%
Cost of Revenues
Cost of Revenues from Edward	$27,757	8.7%	$31,339	100.0%	$(3,582)	(11.4)%
Cost of Revenues from TWEW	290,000	91.3%	—	—	$290,000	N/A
Total cost of revenues	$317,757	100.0%	$31,339	100.0%	$286,418	467.9%

For the three months ended September 30, 2025, total cost of revenues increased to $317,757 from $31,339 for the same period in 2024, representing an increase of $286,418, or 467.9%, primarily due to the contribution from TWEW. Cost of revenues attributable to TWEW was $290,000, representing 91.3% of total cost of revenues in the third quarter of 2025.

Cost of revenues from Edward was $27,757, or 8.7% of total cost of revenues for the three months ended September 30, 2025, compared to $31,339 for the same period in 2024, representing a decrease of $3,582, or 11.4%, consistent with the corresponding decline in revenue from Edward.

Cost of revenues is mainly labor costs for TWEW and ocean freight service costs for Edward.

Operating Expenses

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Payroll and Benefits	$292,174	$399,389	$(107,215)	(26.8)%
Rental and Leases	202,478	168,739	33,739	20.0%
Travel and Entertainment	24,712	57,717	(33,005)	(57.2)%
Legal and Accounting Fees	110,941	152,828	(41,887)	(27.4)%
Insurance Expenses	49,858	74,180	(24,322)	(32.8)%
Depreciation and Amortization Expenses	37,953	22,954	14,999	65.3%
Recruiting Expenses	2,509	60,497	(57,988)	(95.9)%
Others	80,638	166,150	(85,512)	(51.5)%
Total General and Administrative Expenses	$801,263	$1,102,454	$(301,191)	(27.3)%

General and administrative expenses for the Company’s continuing operations decreased by $301,191, or 27.3%, to $801,263 for the three months ended September 30, 2025 from $1,102,454 for the three months ended September 30, 2024. The decrease was mainly due to (i) a decrease of $107,215 in payroll and benefits expense due to staff optimization and cost-saving measures, (ii) a decrease of $57,988 in recruiting expenses during the three months ended September 30, 2025, as the prior-year period included significant hiring expenses associated with the launch of our logistics and warehousing segment, (iii) a decrease of $41,887 in legal and accounting fees as we incurred additional professional fees for preparing registration statements on Form S-3 and Form S-8 during the quarter ended September 30, 2024, (iv) a decrease of $33,005 in travel and entertainment expenses related to business development efforts and client engagement, (v) a decrease of $24,322 in insurance expenses resulting from a change in our insurance provider, and (vi) a decrease of $85,512 in other miscellaneous general and administration expenses during the three months ended September 30, 2025, partially offset by (vii) an increase of 33,739 in rental and leases, which was primarily due to the relocation of our headquarters to California in July 2024, and (ⅷ) an increase of $14,999 in depreciation and amortization expenses, primarily due to the acquisition of new fixed assets and recorded intangible assets from Edward and TWEW acquisitions.

Impairment loss expenses

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(Unaudited)	(Unaudited)
Impairment loss expenses
Edward-Customer Relationships	$135,346	$—	$135,346	N/A
Edward-Trade Names	27,429	—	27,429	N/A
Edward-Goodwill	568,532	—	568,532	N/A
Total impairment loss expenses	$731,307	$—	$731,307	N/A

Management conducted an impairment assessment of goodwill and intangible assets associated with the Edward acquisition in accordance with ASC 350, Intangibles—Goodwill and Other. The Company utilized a DCF model to estimate the fair value of the reporting unit, taking into consideration projected revenues, operating margins, terminal value assumptions, and a discount rate reflecting the risks of the underlying cash flows.

Impairment loss expenses were $731,307 and nil for the three months ended September 30, 2025 and 2024, respectively.

Share-based compensation expenses

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(Unaudited)	(Unaudited)
Share-based compensation expenses	$76,087	$261,666	$(185,579)	(70.9)

Share-based compensation expenses were $76,087 and $261,666 for the three months ended September 30, 2025 and 2024, respectively, representing a decrease of $185,579, or 70.9%.

For the three months ended September 30, 2025, share-based compensation expenses were $76,087, consisting of (i) $77,875 resulting from the newly issued 43,750 shares granted and vested immediately on September 30, 2025, and (ii) a decrease of $1,788 related to forfeited shares and adjustments during the quarter ended September 30, 2025.

For the three months ended September 30, 2024, share-based compensation expenses consisted of $261,666 from the 150,000 shares granted and vested immediately on September 30, 2024, which led to a higher one-time expense during the third quarter of 2024.

See Note 11 – Stock Based Compensation for more details.

Other Income (Expenses), net

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(Unaudited)	(Unaudited)
Interest income	$244,776	$88,460	$156,316	176.7%

Interest expenses:
Loan Interest expense	(6,594)	(7,028)	434	(6.2)%
Credit Card Interest	(385)	(3)	(382)	12,733.3%
Premium Finance Interest	(870)	(1,404)	534	(38.0)%
Total Interest expenses	(7,849)	(8,435)	586	(6.9)%

Other income, net	12,902	35	12,867	36,762.9%

Total other income, net	$249,829	$80,060	$169,769	212.1%

Interest income from continuing operations was $244,776 for the three months ended September 30, 2025, compared to $88,460 for the three months ended September 30, 2024, representing an increase of $156,316, or 176.7%. The significant increase was primarily driven by interest earned on short-term loan receivables and certificates of deposit, funded by the net proceeds from the Company’s public offerings closed in May and July 2024.

Interest expense incurred from our continuing operations was $7,849 for the three months ended September 30, 2025, which slightly decreased by $586, or 6.9%, from $8,435 for the three months ended September 30, 2024, mainly due to decreased loan interest expenses.

Income Tax (Benefits)

Our income tax provision for continuing operations was nil for the three months ended September 30, 2025, compared with income tax benefits of approximately $559,980 for the same period in 2024.

Net Loss

As a result of the above factors, we had a net loss of $1,314,650 from our continuing operations for the three months ended September 30, 2025, compared to a net loss of $694,211 for the same period of 2024.

Discontinued Operations -Parallel- Import vehicle Business

As disclosed in Note 5 – Discontinued Operations, our Board approved the discontinuation of our parallel-import vehicle business on March 3, 2025. The Company fully exited its parallel-import vehicle business during the year ended December 31, 2024. In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the following discussion provides an overview of the operating results of discontinued operations during the third quarter of 2024.

Discontinued Operations- Parallel -Import Vehicles Business

For the three months ended September 30, 2025 and 2024, the Company generated no revenue, cost of revenue or selling expenses from this discontinued business.

Interest Expenses

The table below presents interest expenses for the three months ended September 30, 2024:

September 30,
2024
(Unaudited)
Interest Expenses
Line of Credit	6,430
Total interest expenses	$6,430

Total interest expenses on line of credit charges were $6,430 for the three months ended September 30, 2024.

Net loss for the discontinued operations was approximately $1,121,081 for the three months ended September 30, 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Revenues

	For the Nine Months Ended September 30,				Change
	2025		2024		Amount	%
	(Unaudited)		(Unaudited)
	USD	%	USD	%
Revenues
Revenues from Edward	$157,134	13.1%	$231,605	100.0%	$(74,471)	(32.2)%
Revenues from TWEW	1,038,726	86.9%	—	—	$1,038,726	N/A
Total revenues	$1,195,860	100.0%	$231,605	100.0%	$964,255	416.3%

For the nine months ended September 30, 2025, we reported revenue of $1,195,860 from logistics and warehousing services segment, including $157,134, or 13.1%, of our total revenue from Edward, which we acquired in February 2024, and $1,038,726, or 86.9%, of our total revenue from TWEW, which we acquired in December 2024.

Revenue from Edward decreased by 32.2%, primarily due to the lingering impact of trade war between China and the United State, which resulted in reduced customer demand and shipment volumes during the third quarter of 2025. Although trade flows stabilized following the resumption of trade negotiations between the two countries, shipment volumes in the third quarter of 2025 did not return to prior-year levels due to continued uncertainty surrounding U.S.-China trade policy and more conservative ordering patterns by customers.

The Company has taken proactive measures to navigate the business by increasing labor and logistics service business during the nine months ended September 30, 2025.

We will continue to focus on improving operational efficiencies and expanding our market presence of the two acquired businesses in the California area.

Cost of Revenues

	For the Nine Months Ended September 30,				Change
	2025		2024		Amount	%
	(Unaudited)		(Unaudited)
	USD	%	USD	%
Cost of Revenues
Cost of Revenues from Edward	$95,364	9.0%	$119,437	100.0%	$(24,073)	(20.2)%
Cost of Revenues from TWEW	965,162	91.0%	—	—	$965,162	N/A
Total cost of revenues	$1,060,526	100.0%	$119,437	100.0%	$941,089	787.9%

For the nine months ended September 30, 2025, total cost of revenues increased to $1,060,526 from $119,437 for the same period in 2024, representing an increase of $941,089, or 787.9%, primarily due to the contribution from TWEW. Cost of revenues attributable to TWEW was $965,162, representing 91.0% of total cost of revenues during the nine months ended September 30, 2025.

Cost of revenues from Edward was $95,364, or 9.0% of total cost of revenues for the nine months ended September 30, 2025, compared to $119,437 for the same period in 2024, representing a decrease of $24,073, or 20.2%, consistent with the corresponding decline in revenue from Edward.

Cost of revenues is mainly labor costs for TWEW and ocean freight service cost for Edward.

Operating Expenses

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Payroll and Benefits	$908,448	$931,679	$(23,231)	(2.5)%
Rental and Leases	618,736	336,291	282,445	84.0%
Travel and Entertainment	86,759	85,162	1,597	1.9%
Legal and Accounting Fees	453,904	658,890	(204,986)	(31.1)%
Insurance Expenses	187,398	248,619	(61,221)	(24.6)%
Depreciation and Amortization Expenses	113,860	52,376	61,484	117.4%
Recruiting Expenses	8,983	145,581	(136,598)	(93.8)%
Others	228,999	276,852	(47,853)	(17.3)%
Total General and Administrative Expenses	$2,607,087	$2,735,450	$(128,363)	(4.7)%

General and administrative expenses for the Company’s continuing operations decreased by $128,363, or 4.7%, to $2.6 million for the nine months ended September 30, 2025 from $2.7 million for the nine months ended September 30, 2024, primarily due to (i) a decrease of $204,986 in legal and accounting fees, primarily because the prior period included additional professional fees related to the preparation of registration statements on Form S-1, Form S-3, and Form S-8 during the first three quarters of 2024, which did not recur in the current period, (ii) a decrease of $136,598 in the recruiting expenses during the nine months ended September 30, 2025, as the prior-year period included significant hiring efforts associated with the launch of the Company’s logistics and warehousing segment, (iii) a decrease of $61,221 in insurance expenses resulting from a change in our insurance provider, (iv) a decrease of $47,853 in other miscellaneous general and administration expenses during the nine months ended September 30, 2025, and (v) a decrease of $23,231 in personnel-related expenses due to staff optimization and cost-saving measures, partially offset by (vi) an increase of $282,445 in rental and leases following the acquisition of Edward and the relocation of the Company’s headquarters to California in July 2024, (vii) an increase of $61,484 in depreciation and amortization expenses, primarily due to the acquisition of fixed assets and recorded intangible assets from Edward and TWEW acquisitions, and (viii) an increase of $1,597 in travel and entertainment expenses as part of business development efforts and client engagement.

Impairment loss expenses

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(Unaudited)	(Unaudited)
Impairment loss expenses
Edward-Customer Relationships	$135,346	$—	$135,346	N/A
Edward-Trade Names	27,429	—	27,429	N/A
Edward-Goodwill	568,532	—	568,532	N/A
Total impairment loss expenses	$731,307	$—	$731,307	N/A

Management conducted an impairment assessment of goodwill and intangible assets associated with the Edward acquisition in accordance with ASC 350, Intangibles—Goodwill and Other. The Company utilized a DCF model to estimate the fair value of the reporting unit, taking into consideration projected revenues, operating margins, terminal value assumptions, and a discount rate reflecting the risks of the underlying cash flows.

Impairment loss expenses were $731,307 and nil for the nine months ended September 30, 2025 and 2024, respectively.

Share-based compensation expenses

	Nine Months Ended September 30,
	2025	2024	Amount	%
	(Unaudited)	(Unaudited)
Share-based compensation expenses	$102,716	$261,666	$(158,950)	(60.7)%

Share-based compensation expenses were $102,716 and $261,666 for the nine months ended September 30, 2025 and 2024, respectively, representing a decrease of $158,950, or 60.7%.

For the nine months ended September 30, 2025, share-based compensation expenses were $102,716, consisting of (i) $77,875 resulting from the newly issued 43,750 shares granted and vested immediately on September 30, 2025, and (ii) $24,841 related to the non-vested shares granted on September 30, 2025.

For the nine months ended September 30, 2024, share-based compensation expenses consisted of $261,666 from the 150,000 shares granted and vested immediately on September 30, 2024, which led to a higher one-time expense during the third quarter of 2024.

See Note 11 – Stock Based Compensation for more details.

Other Income (Expenses), net

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(Unaudited)	(Unaudited)
Interest income	$725,094	$145,631	$579,463	397.9%

Interest expenses:
Loan Interest expense	(20,000)	(22,590)	2,590	(11.5)%
Credit Card Interest	(847)	(52)	(795)	1,528.8%
Premium Finance Interest	(3,874)	(2,400)	(1,474)	64.4%
Total Interest expenses	(24,721)	(25,042)	321	(1.3)%

Other income, net	42,658	809	41,849	5,172.9%

Total other income net	$743,031	$121,398	$621,633	512.1%

Interest income from continuing operations was $725,094 for the nine months ended September 30, 2025, compared to $145,631 for the nine months ended September 30, 2024, representing an increase of $579,463, or 397.9%. The significant increase was primarily driven by interest earned on short-term loan receivables and certificates of deposit, funded by the net proceeds from the Company’s public offerings closed in May and July 2024.

Interest expense incurred from our continuing operations was $24,721 for the nine months ended September 30, 2025, which slightly increased by $321, or 1.3%, from $25,042 for the nine months ended September 30, 2024, mainly due to an increased Premium Finance interest for D&O Insurance, partially offset by the decreased interest for long-term loans.

Income Tax (Benefits)

Our income tax provision for continuing operations was $5,200 for the nine months ended September 30, 2025, compared with income tax benefits of approximately $1,052,969 for the same period in 2024.

The consolidated statement of operations reflects income tax expense of approximately $18,342 for the nine months ended September 30, 2025, which includes the current quarter provision of $5,200, and approximately $13,142 of tax payments related to prior periods and acquisition-related tax filings upon the filing of 2024 tax returns in April 2025. These additional amounts primarily consist of: (i) $2,155 of tax obligations owed by the Company for the 2024 tax year, (ii) $1,101 of pre-acquisition tax obligations of Edward, and (iii) $9,886 of pre-acquisition tax obligations of TWEW. These payments do not impact the Company’s estimated annual effective tax rate for 2025.

Net Loss

As a result of the above factors, we had a net loss of $2,581,087 from our continuing operations for the nine months ended September 30, 2025, compared to a net loss of $1,710,581 for the same period of 2024.

Discontinued Operations- Parallel -Import vehicle Business

As disclosed in Note 5 – Discontinued Operations, our Board approved the discontinuation of our parallel-import vehicle business on March 3, 2025. The Company fully exited its parallel-import vehicle business during the year ended December 31, 2024. In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the following discussion provides an overview of the operating results of discontinued operations during the nine months ended September 30, 2024.

The following table summarizes the operating results of our discontinued operations for the nine months ended September 30, 2024:

Nine Months Ended September 30,
2024
(Unaudited)
Revenue
U.S. domestic market	$200,297
Overseas market	1,430,951
Total Revenue	$1,631,248
Cost of Revenue
Cost of vehicle	$1,515,270
Fulfilment expense	140,798
Total Cost of Revenue	$1,656,068

Gross loss	$(24,820)

During the nine months ended September 30, 2024, we generated revenue of $1.6 million from the parallel-vehicle business. Only 14 units of vehicles were sold following the significant downturn of parallel-import vehicle business as described in “—Business Overview and Recent Developing Trends.”

We also reported cost of revenue of 1.7 million, mainly the fulfillment expenses, and a gross loss of $24,820 of the discontinued business for the nine months ended September 30, 2024.

Selling Expenses for Discontinued Operations

The following table presents selling expenses for the discontinued operations:

Nine Months Ended September 30,
2024
(Unaudited)
Selling Expenses
Payroll and benefits	$77,652
Ocean freight	20,610
Other selling expenses	19,557
Total selling expenses	$117,819

Total selling expenses for the discontinued parallel-import vehicle business was $117,819 for the nine months ended September 30, 2024.

Allowance of credit loss of accounts receivables

Total allowance of credit loss of accounts receivable for the discontinued parallel-import vehicle business was $1,095,094 for the nine months ended September 30, 2024.

Interest Expenses

The table below presents interest expenses for the nine months ended September 30, 2024:

September 30,
2024
(Unaudited)
Interest Expenses
LC Financing	23,123
Line of Credit	65,665
Total interest expenses	$88,788

Total interest expenses on LC financing and line of credit charges were $88,788 for the nine months ended September 30, 2024.

Net loss for the discontinued operations was approximately $1,326,521 for the nine months ended September 30, 2024.

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

As of September 30, 2025, we had current assets of $9.7 million, consisting of cash and cash equivalents of $0.2 million, $8.3 million in loan receivables, $1.0 million of other receivables, and $0.3 million in prepaid expenses and other current assets from continuing operations. Our current liabilities, all of which related to continuing operations, totaled approximately $1.3 million, consisting of $0.6 million of operating lease liabilities, $0.5 million of other payables, $35,902 of the current portion of long-term borrowings, and $131,083 of loan payable from Premium Finance. The Company also had $581,836 of long-term borrowings payable, and $778,642 of operating lease liabilities, long-term portion.

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024, with continuing operations and discontinued operations presented separately:

	Nine Months ended September 30,
	2025	2024
	(Unaudited)	(Unaudited)
Net cash provided by operating activities	$733,783	$601,526
Cash used in operations-continuing operations	(1,806,718)	(2,921,549)
Cash provided by operations-discontinued operations	2,540,501	3,523,075
Net cash used in investing activities	(2,214,816)	(2,970,912)
Cash used in operations-continuing operations	(2,214,816)	(2,970,912)
Net cash (used in) provided by financing activities	(16,237)	7,223,764
Cash (used in) provided by operations-continuing operations	(16,237)	8,917,040
Cash used in operations-discontinued operations	—	(1,693,276)
Net (decrease) increase in cash	$(1,497,270)	$4,854,378

Operating Activities

Net cash used in operating activities from continuing operations was $1.8 million for the nine months ended September 30, 2025. The negative cash flow was primarily due to (i) a net loss of $2.6 million during the nine months ended September 30, 2025, and (ii) an increase of $0.6 million in other receivables, partially offset by (iii) an increase of $0.7 million in allowance of credit loss of goodwill and intangible assets, (iv) an increase of $0.2 million in other payables and other current liabilities, and (v) an increase of $0.4 million in amortization of operating lease right-of-use assets and intangible assets.

Net cash used in operating activities from continuing operations was $2.9 million for the nine months ended September 30, 2024. This was primarily attributable to (i) a net loss of $3.0 million, (ii) a deferred tax benefit of $1.1 million, (iii) an increase of $0.1 million in other receivables, partially offset by non-cash adjustments including, (iv) $182,862 in amortization of operating lease right-of-use assets, and (v) $34,858 in amortization of intangible assets.

Net cash provided by operating activities from discontinued operations was $2.5 million for the nine months ended September 30, 2025, primarily due to the collection of $2.5 million in accounts receivable resulting from vehicle sales.

Net cash provided by operating activities from discontinued operations was $3.5 million for the nine months ended September 30, 2024. This was primarily attributable to (i) the collection of $2.1 million in accounts receivable resulting from vehicle sales, (ii) a $1.5 million decrease in vehicle inventory, (iii) a $0.2 million decrease in other receivables from vehicle deposit and sales tax return, and (iv) a $1.1 million increase in other payables.

Investing Activities

Net cash used in investing activities from continuing operations was approximately $2.2 million for the nine months ended September 30, 2025, including (i) $3.5 million in short-term loans receivable from third parties, and offset by (ii) $1.2 in proceeds of repayment from these loans.

For the nine months ended September 30, 2024, net cash used in investing activities was $2.9 million, including (i) $0.2 million in cash paid in the Edward acquisition, (ii) $0.4 million in cash paid in the purchase of property and equipment, (iii) $3.0 million in cash in short-term loans receivable from third parties, offset by (iii) $0.7 million in proceeds of repayment from pledged loans and short-term loans made to third parties.

There were no investing activities related to discontinued operations for the nine months ended September 30, 2025 and 2024.

Financing Activities

Net cash used in financing activities from continuing operations was $16,237 for the nine months ended September 30, 2025, which consisted of (i) net proceeds from premium finance of $196,300, offset by (ii) net repayment of premium finance of $185,678, and (iii) net repayment of long-term borrowings of $26,859.

Net cash provided by financing activities from continuing operation of $8.9 million for the nine months ended September 30, 2024, consisted of (i) cash received from public offering proceeds of $8.4 million, (ii) proceeds from issuance of common stock under a private placement agreement of $0.6 million, (iii) proceeds from premium finance of $252,718, offset by (iv) cash paid for warrant termination of $78,125, (ⅴ) repayments of premium finance of $222,538, (ⅵ) repayments of long-term borrowing of $24,268, and (ⅶ) repayment of $13,423 to a related party.

There were no financing activities related to discontinued operations for the nine months ended September 30, 2025.

Net cash used in financing activities from discontinued operations was $1.6 million for the nine months ended September 30, 2024, which was the repayment of LC financing.

Subsequent Events

On September 19, 2025, the compensation committee of the Company’s Board approved the grant of the Award to Mr. Huan Liu, chief executive officer of the Company, pursuant to the Plan, which grant became effective on October 15, 2025. The Award was vested immediately upon grant. On October 15, 2025, the Company issued the shares to Mr. Liu.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our principal executive and principal financial officers, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025 and determined that the disclosure controls and procedures were ineffective at a reasonable assurance level as of that date.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this quarterly report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Fourth Amended and Restated Article of Incorporation	8-K	001-41761	3.1	October 21, 2024

3.2	Bylaws	S-1	333-271185	3.2	April 7, 2023

4.1	Specimen Stock Certificate	S-1	333-280743	4.1	July 10, 2024

10.1	Loan Extension Agreement dated October 2, 2025 between the Company and Hongkong Sanyou Petroleum Co. Limited	—	—	—	Filed herewith

10.2	Loan Extension Agreement dated October 28, 2025 between the Company and Hongkong Sanyou Petroleum Co. Limited	—	—	—	Filed herewith

10.3	Loan Extension Agreement dated August 16, 2025 between the Company and Asia Finance Investment Limited	—	—	—	Filed herewith

10.4	Loan Extension Agreement dated October 24, 2025 between the Company and Asia Finance Investment Limited	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith
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

Date: November 7, 2025

Cheetah Net Supply Chain Service Inc.

By:	/s/ Huan Liu
Huan Liu
Chief Executive Officer, Director, and Chairman of the Board of Directors