Form 10-K
period 2025-12-31
CHEETAH NET SUPPLY CHAIN SERVICE INC.
filed 2026-03-20
CIK 1951667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001-41761

Cheetah Net Supply Chain Service Inc.

(Exact name of registrant as specified in its charter)

Delaware	81-3509120
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the registrant’s voting and non-voting common equity held by its non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,527,055.

The number of the registrant’s shares of Class A common stock, $0.0001 par value per share, outstanding on March 19, 2026, was 36,177,712.

i

PART I

Item 1. Business.

Overview

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

Between 2016 and the first half of 2022, we experienced growth in sales volume and gross profit in the parallel-import vehicle business due to favorable market conditions. Beginning in the second half of 2023, the business was negatively affected by a decline in customer demand due to weakening macroeconomic conditions, price competition from luxury automakers in the PRC, and a shift in consumer preference toward domestic electric vehicles (“EVs”). These market challenges led to a decline in parallel-import vehicle sales by 30.5% in 2023, and 95.7% in 2024, with vehicle sales declining to 14 units in 2024 from 303 units in 2023. In addition, we recorded a credit loss of $1.6 million for the year ended December 31, 2024, due to the increasing difficulty in collecting outstanding receivables.

On March 3, 2025, our board of directors approved the discontinuation of the Company’s parallel-import vehicle business.

We shifted its business focus since February 2024 by acquiring Edward Transit Express Group Inc. (“Edward”), a California-based common carrier specializing in ocean transportation services, to start our logistics and warehousing operations. Beginning in the second quarter of 2024, we increased our marketing staff to pursue new business opportunities and focus on international trade flows between the PRC and the U.S. Additionally, in July 2024, we relocated our headquarters from Charlotte, North Carolina, to Irvine, California, which we believe will enable stronger management focus on our logistics and warehousing business due to Irvine’s proximity to the key ports of Los Angeles and Long Beach. In December 2024, we acquired TW & EW Services Inc (“TWEW”), a California-based provider of general labor and logistics services. Through TWEW, we provide general labor services including loading, unloading, and other labor-related activities. TWEW’s expertise in labor management and logistical support enables the Company to streamline operations, expand service offering, and enhance market position. As of the date of this annual report, we are undergoing a business transformation of our business model, shifting our business focus from parallel-import vehicle sales to logistics and warehousing services.

On December 19, 2024, we acquired 100% membership interest of NexTrade International LLC (“NexTrade”), a Delaware limited liability company for the consideration of $1. As of the date of this annual report, NexTrade has not been engaged in any business operations.

Organizational Structure

Cheetah Net Supply Chain Service Inc. (“Cheetah Net”) was originally formed on August 9, 2016 under the laws of the State of North Carolina as a limited liability company known as Yuan Qiu Business Group LLC. On March 1, 2022, we filed Articles of Incorporation including Articles of Conversion with the Secretary of State of the State of North Carolina to convert from an LLC to a corporation, and changed our name to Cheetah Net Supply Chain Service Inc. On February 2, 2026, we effected a change in our state of incorporation from the State of North Carolina to the State of Delaware by filing with the Secretary of State of the State of North Carolina the applicable Article of Conversion and by filing with the Secretary of State of the State of Delaware the Delaware Certificate of Conversion and the Delaware Certificate of Incorporation. Cheetah Net also conducts business under the trade name of “Elite Motor Group.” As of the date of this annual report, Cheetah Net holds 100% of the equity interests in the following entities:

●	(i) Allen-Boy International LLC (“Allen-Boy”), a limited liability company organized on August 31, 2016 under the laws of the State of Delaware, which was acquired by Cheetah Net from Yingchang Yuan, the previous owner of Allen-Boy who beneficially owns 1,200,000 shares of Class A common stock of Cheetah Net, for a total consideration of $100 on January 1, 2017. Allen-Boy did not have any business activities until acquired by Cheetah Net. Allen-Boy previously engaged in the parallel-import vehicle dealership business, which the Company discontinued in March 2025.
●	(ii) Entour Solutions LLC (“Entour”), a limited liability company organized on April 8, 2021 under the laws of the State of New York, which was acquired by Cheetah Net from Daihan Ding, the previous owner of Entour, for a total consideration of

$100 on April 9, 2021. Entour did not have any business activities until acquired by Cheetah Net. Entour previously engaged in the parallel-import vehicle dealership business, which the Company discontinued in March 2025.
●	(iii) Edward, a corporation incorporated on July 14, 2010 under the laws of the State of California, whose previous sole shareholder and owner, Juguang Zhang, transferred all his right, title, and interest in and to all of the issued and outstanding equity interests of Edward to Cheetah Net for a total consideration of $1,500,000, consisting of a $300,000 cash payment and Cheetah Net’s Class A common stock initially valued at $1.2 million through a stock purchase agreement dated January 24, 2024, as amended. The fair value of the stock consideration was determined to be $900,000. (See NOTE 8 of our audited financial statements as of December 31, 2025.) Currently, Edward is engaged in ocean transportation services.
●	(iv) TWEW, a corporation incorporated on February 27, 2020 under the laws of the State of California, whose previous shareholders and owners transferred all their rights, titles, and interests in and to all of the issued and outstanding equity interests of TWEW to Cheetah Net for a total consideration of $1.0 million, consisting of a $200,000 cash payment and Cheetah Net’s Class A common stock valued at $800,000 through a stock purchase agreement dated November 27, 2024. The TWEW acquisition was closed on December 19, 2024. Currently, TWEW is engaged in logistics and labor services to strengthen Cheetah Net’s position in the logistics sector.
●	(v) NexTrade, a limited liability company organized on September 13, 2024 under the laws of the State of Delaware. On December 19, 2024, the sole member of NexTrade transferred all his membership interests in NexTrade to Cheetah Net for a total consideration of $1 in cash. NexTrade currently holds 100% of the ownership interests in Naiside (Shenzhen) International Trading Co., Ltd., a limited liability company organized on December 3, 2024, under the laws of the PRC. As of the date of this annual report, NexTrade is not engaged in any business operations.
●	(vi) Cheetah Net Supply Chain Service Ltd (“Cheetah BVI”), a corporation incorporated on March 28, 2025 under the laws of the British Virgin Islands. As of the date of this annual report, Cheetah BVI is not engaged in any business operations.

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

On May 23, 2024, we dissolved two wholly owned subsidiaries, Canaan International LLC, an LLC organized on December 5, 2018 under the laws of the State of North Carolina, and Canaan Limousine LLC, an LLC organized on February 10, 2021 under the laws of the State of South Carolina.

On June 24, 2025, we dissolved two wholly owned subsidiaries, Pacific Consulting LLC, a limited liability company organized on January 17, 2019, under the laws of the State of New York, and Cheetah Net Logistics LLC, a limited liability company organized on October 12, 2022 under the laws of the State of New York.

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

On November 7, 2025, our stockholders approved our Fifth Amended and Restated Articles of Incorporation, which authorized a reverse stock split of the issued shares of our common stock, par value $0.0001 per share, at a ration ranging from 1-for-5 to 1-for-20, as determined at the discretion of our board of directors. Our stockholders also approved the Company’s potential issuance in excess of 20% of our outstanding common stock upon the conversion of certain convertible notes at a conversion price per share that is less than the “minimum price” under Nasdaq Listing Rule 5635, if required pursuant to the terms of any such convertible note.

On January 27, 2026, we entered into certain stock purchase agreements with certain investors, pursuant to which we sold and the investors purchased, severally and not jointly, on February 12, 2026, an aggregate of 33,450,000 shares of Class A common stock, par value $0.0001 per share, of the Company in an aggregate amount of $40.14 million.

On January 30, 2026, our stockholders approved an amendment to our Articles of Incorporation, to increase the number of Class A common stock authorized to be issued to 2,000,000,000 shares and the number of Class B common stock authorized to be issued to 200,000,000 shares. Our stockholders also approved the change of the Company’s state of incorporation from the State of North Carolina to the State of Delaware. Subsequently, on February 2, 2026, we effected the reincorporation from the State of North Carolina to the State of Delaware.

On February 3, 2026, our board of directors approved and FAIRVIEW EASTERN INTERNATIONAL HOLDINGS LIMITED and Huan Liu, collectively holding shares of Class B common stock, representing approximated 79.16% of the voting power of the issued and outstanding capital stock of the Company on that date, approved through a written consent in lieu of a special meeting of stockholders the following corporate action: The adoption and approval of one or more potential amendments to the Certificate of Incorporation of the Company to effect one or more reverse stock splits of the Company’s issued and outstanding shares of common stock, to be effected at such time or times within 12 months following the stockholders’ approval at such ratio or ratios as shall be determined by the board of directors in its sole discretion, provided that the aggregate ratio of all such reverse stock splits shall not exceed 1-for-500. On February 13, 2026, we filed a definitive information statement on Schedule 14C to notify our stockholders as of February 3, 2026 of such corporate action. On March 10, 2026, 20 calendar days after we mailed the definitive information statement, such corporate action became effective.

Our Industry and Business Model

(I) Logistics and Warehousing Services

Logistics and warehousing services is a business line we launched in February 2024. Following the downturn in the parallel-import vehicle market, our management decided to pivot toward logistics and warehousing, drawing on the extensive experience we had developed in transporting parallel-import vehicles. In February 2024 and December 2024, we acquired Edward and TWEW, respectively, and have since generated revenue from their existing logistics and warehousing operations. For the years ended December 31, 2025 and 2024, our logistics and warehousing business contributed 100% and 21.8% of our total revenue, respectively. As of December 31, 2025 and 2024, we had an active customer base of 18 and 24 customers for our logistics and warehousing business, respectively.

Our logistics and warehousing business focuses on providing freight forwarding services for clients shipping goods from the U.S. to mainland China or Hong Kong. We operate as a Non-Vessel-Operating Common Carrier (“NVOCC”), bridging the gap between shippers and ocean carriers to facilitate the movement of cargo. Generally, our customers lack either the industry knowledge or direct relationships with ocean carriers necessary to secure reliable, cost-effective transportation. By acting as our customers’ U.S. point of contact, we coordinate shipments on their behalf, leveraging our expertise and carrier network to streamline logistics. Our primary responsibilities include: (i) cargo storage, (ii) freight forwarding, (iii) U.S. customs clearance, and (iv) labor services and cargo loading and unloading. Customers may engage us for any combination of these services. For the years ended December 31, 2025 and 2024, we conducted the first three services exclusively through Edward and handled labor services and cargo loading and unloading solely through TWEW.

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

Ocean freight fees are generally paid at the estimated time of departure. However, we have credit arrangements with certain ocean carriers and, in some cases, settle multiple transactions together on a periodic basis. If we fail to meet the MQC, we may be subject to a “Dead Freight” penalty, meaning we must pay the contracted rate for any shortfall in the MQC. If the carrier cannot provide sufficient space, the contract permits a reduction of our MQC obligation by the undelivered volume. Because these agreements include a “Dead Freight” penalty, they typically do not offer early termination clauses. Once cargo leaves our warehouse, we coordinate with trucking companies to transport it to the port. According to industry practices, we and the trucking companies typically reach agreements for each service engagement, primarily through email communications, rather than executing formal written service agreements. As of the date of this annual report, we work with four trucking companies. The ocean carriers and trucking companies serve as our suppliers.

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

(II) Discontinued Operations – Parallel-Import Vehicles

We previously engaged in the business of sourcing and reselling parallel-import vehicles, primarily from the U.S. market to dealers in the U.S. and the PRC. Parallel-import vehicles in the PRC refer to automobiles purchased directly from overseas markets and imported for sale outside of the brand manufacturers’ official distribution networks. In the past, this business contributed significantly to our revenue. Between 2016 and the first half of 2022, we experienced growth in sales volume and gross profit due to favorable market conditions. However, beginning in the second half of 2022, the business was negatively affected by the impact of the COVID-19 pandemic and related lockdowns in the PRC, a decline in customer demand due to weakening macroeconomic conditions, price competition from luxury automakers in the PRC, and a shift in consumer preference toward domestic EVs.

These market challenges led to a decline in parallel-import vehicle sales by 30.5% in 2023 and a reduction in net income by 83.6% compared to 2022. The decline accelerated in 2024, and our vehicle sales decreased from 303 units in 2023 to 14 units in 2024, resulting in a 95.7% drop in revenue from $38.3 million in 2023 to $1.6 million in 2024. In addition, the financial strains on our customers made it increasingly difficult to collect outstanding receivables. While we successfully recovered $4.0 million in 2024 and collected additional $2.5 million from the five aged accounts as of the date of the annual report for 2024, the remaining $1.6 million from two customers was determined to be uncollectible, as a result, the management recorded as a credit loss of $1.6 million for the year ended December 31, 2024.

As the parallel-import vehicle market conditions continued to deteriorate and sales activity in this segment ceased, management determined that the business no longer had a sustainable path forward. On March 3, 2025, our board of directors formally approved the discontinuation of the parallel-import vehicle business. Following the Board’s approval of the discontinuation, no vehicles were sold and no revenue was generated from this segment during the year ended December 31, 2025.

For the year ended December 31, 2024, we generated revenue primarily from the sales of parallel-import vehicles. In the PRC, parallel-import vehicles refer to those purchased directly by dealers from overseas markets and imported into the PRC market for sale through channels other than brand manufacturers’ official distribution systems. Models and prices of parallel-import vehicles vary from mid-range to high-end brands, with a manufacturer’s suggested retail price (“MSRP”) typically not less than $40,000. Parallel-import vehicles used to be popular in China because they were relatively cheaper and offered a wider variety of models and versions with more customization possibilities than regular imported cars. Specifically, because parallel-import vehicles do not have to pass through multiple levels of distributors, such as China general distributors, regional distributors, and 4S stores, to reach their end consumers, they could generally be priced at least 10% to 15% lower than regular-imported vehicles. Parallel-import vehicles were popular also because some overseas models could not be produced and sold in China due to certain regulations concerning environmental protection and emission standards and could only be introduced into the PRC market through parallel imports. As manufacturers frequently arbitrage markets, setting the price according to local market conditions so the same vehicle will have different retail prices in different territories, this enables parallel-import vehicle dealers to utilize a profit maximization strategy to drive profit from the industry.

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

Our Parallel-Import Vehicles Customers

We primarily served two types of customers in our parallel-import vehicles business in the past two fiscal years: (i) PRC customers and (ii) U.S. domestic customers. Specifically, our PRC customers were Chinese automobile dealers/importers who intended to import automobiles into the PRC market as parallel-import vehicles. Our U.S. domestic customers were parallel-import car dealers/exporters based in the U.S., which were typically the branches or upstream suppliers of Chinese parallel-import vehicle car dealers, who often lack purchasing capabilities in the U.S. market and need to purchase vehicles from us to transport to their PRC branches or sell to their PRC customers. Our parallel-import vehicles customers were willing to work with us because we were able to provide them with a large number of vehicles having a wide variety of models, thus greatly reducing the difficulty of collecting and managing vehicles for them. Our PRC and U.S. parallel-import vehicles customers generated approximately 87.7% and 12.3% of our revenue from parallel-import vehicles, respectively, during the year ended December 31, 2024. For the year ended December 31, 2024, our two largest customers accounted for approximately 100% of our total revenue from parallel import vehicles.

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

Parallel-Import Vehicles Brands We Supplied

The brands of automobiles we have procured include Mercedes, BMW, Land Rover, Lexus, Ram, and Toyota.

The following table sets forth a breakdown of brands purchased during the year ended December 31, 2024.

Percentages
	Number of	of
	Automobiles	Total
	Purchased	Purchase
	During the	During the
	Year	Year
	Ended	Ended
	December 31,	December 31,
Brands/Models:	2024	2024
Luxury Brands
Mercedes Benz GLS450	11	78.6%
Mercedes Benz G63	1	7.1%
Mercedes Benz GLS600	—	—%
BMW X7	—	—%
Lexus LX600	2	14.3%
Land Rover Range Rover	—	—%
Ram 1500 TRX	—	—%
Toyota Sequoia	—	—%
Total	14	100.0%

Sales and Services

In the past two fiscal years, we sold our automobile inventories to both U.S. customers (parallel-import vehicle exporters based in the U.S.) and PRC customers (Chinese parallel-import car dealers who purchased cars from us and imported them into the PRC to resell them to other dealers or end consumers). A specific vehicle model’s pricing and profitability varied based on the market demand and supply for that model. We set our selling prices based on multiple factors, including the price of the same model sold by authorized dealers in China, normal commercial terms, market pricing adjustments, customer payment methods, operational efficiency of our Company, and anticipated workload for trading activities. The selling price was finalized as the MSRP plus service fees, which were determined upon comprehensive consideration of the overall market adjustments for vehicles as well as the customer’s payment method. The following table sets forth the breakdown of our sales revenue by brands and models during the year ended December 31, 2024.

	Sales	Revenue Share
	Revenue	of Total
	During the	Sales for
	Year	the Year
	Ended	Ended
	December 31,	December 31,
Brands/Models:	2024	2024
Luxury Brands
Mercedes Benz GLS450	$1,175,116	72.0%
Mercedes Benz G63	$200,297	12.3%
Mercedes Benz GLS600	$—	—%
BMW X7	$—	—%
Lexus LX 600	$255,835	15.7%
Land Rover Range Rover	$—	—%
Ram 1500 RTX	$—	—%
Toyota Sequoia	$—	—%
Total	$1,631,248	100.0%

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

We hold an Ocean Transportation Intermediary License (License No. 015545N), which allows us to operate as an NVOCC.

Employees

As of December 31, 2025, we had a total of 13 employees, 12 of whom worked as full-time employees, as set forth in the following table:

	Number of	Number of
	total	full-time
Function:	employees	employees
Warehousing Management	1	1
Marketing	2	2
Accounting	3	3
Legal	1	1
Administration	4	3
Executive officer	2	2
Total	13	12

Our employment contracts with full-time employees include a confidentiality clause.

Under our logistics and warehousing services, we worked with one independent contractor as of December 31, 2025. These independent contractors provided general labor support for our operations.

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

Operational Risks

We have discontinued our parallel-import vehicle sales business and are transforming our operations to focus on logistics and warehousing services, which could have a material and adverse effect on our business, financial condition, and results of operations.

We have shifted our business focus from parallel-import vehicle sales to logistics and warehousing services. Since the second half of 2022, our parallel-import vehicle business has been negatively impacted by the COVID-19 pandemic, lockdowns in the PRC, and weaker customer demand in the PRC due to deteriorating macroeconomic conditions. On March 3, 2025, our board of directors formally approved the discontinuation of the parallel-import vehicle business. As a result of the discontinuation of this business line, we will no longer generate revenue from vehicle sales and will rely primarily on our logistics and warehousing services for future revenue In February 2024, we acquired Edward to expand our logistics and warehousing service operations. Beginning in the second quarter of 2024, we increased our marketing staff to pursue new business opportunities and to focus on international trades between the PRC and the U.S. In December 2024, we acquired TWEW to further expand our logistics services. Our transformation has significantly altered, and will continue to alter, our revenue composition, cost structure, operational focus, and risk profile. If we are unable to successfully execute our business transformation, integrate acquired businesses, or achieve anticipated operational efficiencies and synergies, our business, financial condition, and results of operations could be materially and adversely affected.

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

During the year ended December 31, 2024, we derived most of our revenue from a few customers. For the year ended December 31, 2024, our two largest clients accounted 87.7% and 12.3% of our total revenue, respectively. We can lose a major customer due to a variety of factors, including our inability to provide satisfying logistics and warehousing services. We cannot guarantee that we will continue to maintain business cooperation with these major customers at the same level or at all. Some of these major customers are engaged in the parallel-import vehicle business with us, a business we have discontinued. If any significant customer terminates its relationship with us, or if we are unable to find replacements for those who no longer work with us due to our business strategy shift, our business, financial condition, and results of operations could be materially and adversely affected.

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

As of December 31, 2025 and 2024, we had working capital of approximately $7.7 million and $10.2 million, respectively. As of the date of this annual report, we have funded our working capital needs primarily from financing activities. Given that our logistics and warehousing business typically requires significant amounts of working capital, there is no assurance that we will always maintain positive cash flow in the near future or at all, as we expect to continually expand our logistics and warehousing business. Failure to maintain positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability.

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

The successful operation of our business depends on our ability to attract, motivate, and retain a sufficient number of skilled employees. From time to time, there may be a shortage of skilled labor in the logistics and warehousing industry in which we operate. As of December 31, 2025, we had 12 full-time employees, including four foreign employees who currently do not have permanent work permits in the U.S. In the event that some of our employees’ temporary work permits expire, we may face increased turnover rates and labor shortages, which could result in higher labor costs. In this case, if we are unable to recruit and retain sufficiently qualified individuals, our business, results of operations, financial condition, and growth prospects could be materially and adversely affected.

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

Beginning in March 2025, following increases in U.S. tariffs on certain Chinese imports, the PRC government announced and implemented retaliatory measures against U.S.-origin goods. Effective March 10, 2025, the PRC imposed additional tariffs on a range of U.S. products, including agricultural commodities and other merchandise. In April 2025, China further escalated its response by increasing certain retaliatory tariff rates and implementing additional non-tariff measures, such as export controls, trade restrictions, and regulatory actions affecting U.S. companies and products. In October 2025, the U.S. and the PRC announced a temporary trade understanding under which certain retaliatory tariffs and non-tariff measures were suspended or paused. However, these measures remain subject to change, and there can be no assurance that previously suspended tariffs will not be reinstated or that additional trade restrictions will not be imposed in the future. We are currently evaluating the overall impact of the recently imposed additional tariffs, including whether these regulations could materially and negatively affect our business.

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

We are a public company in the United States subject to the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Section 404 of the Sarbanes-Oxley Act requires that we include a report of management on our internal control over financial reporting in our annual report on 10-K beginning with our annual report for the year ended December 31, 2024. In addition, once we cease to be an “emerging growth company,” as such term is defined in the JOBS Act, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. Our management has concluded that our internal controls and procedures were ineffective at the reasonable assurance level as of December 31, 2025.

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

Anti-takeover provisions in our certificate of incorporation and our bylaws may discourage, delay, or prevent a change in control.

Some provisions of our certificate of incorporation and our bylaws, which became effective on February 2, 2026, may discourage, delay, or prevent a change in control of our Company or management that stockholders may consider favorable, including, among other things, the following:

●	provisions that authorize our board of directors to issue shares with preferred stock in one or more series and to fix the designation, voting powers, preferences, or other special rights or restrictions without any further vote or action by our stockholders; and
●	provisions that restrict the ability of our stockholders to call special meetings and that limit the business that may be conducted at special meetings to the matters described in the meeting notice.

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

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the extended transition period for complying with new or revised accounting standards.

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

We also lease an office located at 6201 Fairview Road, Suite 225, Charlotte, North Carolina, from an independent third party, GT Real Estate USA, LLC, with an area of approximately 2,514 square feet. On April 28, 2023, we entered into an amendment to our current lease, extending its term to February 28, 2027, with a monthly rent of approximately $6,639. On July 25, 2023, GT Real Estate USA, LLC transferred all of its lease rights to two Delaware LLCs, WILVI 6201 SPE LLC and BILA 6201 SPE LLC. On January 10, 2025 and January 31, 2025, we sent two letters to the lessor requesting to terminate the lease, as we had vacated the property. Starting from February 2025, we ceased to pay rent per the Company’s legal counsel advice. The Company reviewed the landlord’s internal tenant management system and confirmed that the Company had been removed as an active tenant from the landlord’s system in December 2025, and all the outstanding invoices from February to December 2025 had also been reversed. As of December 31, 2025, based on these developments, the Company believes that its remaining obligations under the lease have been effectively terminated.

Allen-Boy, one of our subsidiaries, leases office space for its business operations in Charlotte, North Carolina, from an independent third party, Sounder Properties Inc., with an area of approximately 225 square feet. The current lease term is from October 1, 2025, to September 30, 2026, with a monthly rent of $565. This office is the address for our dealer license.

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

Holders of Record

As of March 19, 2026, we had 36,177,712 shares of Class A common stock issued and outstanding held by 18 stockholders of record, not including beneficial holders whose shares are held in names other than their own.

Dividend Policy

We have not paid any dividends to date, nor do we have current plans to pay any cash dividends on our common stock for the foreseeable future and instead intend to retain earnings, if any, for future operations, expansion, and debt repayment. However, in the future, we may change this policy and choose to pay dividends. Under Delaware law, our board of directors may declare dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal year.

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

To support our overall liquidity, the Company strategically deployed a portion of the July offering proceeds through short-term loan arrangements, which are recorded as loan receivable. These financing activities are intended to optimize cash utilization by generating interest income while preserving capital flexibility for future operational needs or strategic initiatives.

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

Between 2016 and the first half of 2022, the Company experienced growth in sales volume and gross profit due to favorable market conditions. Beginning in the second half of 2023, the business was negatively affected by a decline in customer demand due to weakening macroeconomic conditions, price competition from luxury automakers in the PRC, and a shift in consumer preference toward domestic EVs. These market challenges led to a decline in parallel-import vehicle sales by 30.5% in 2023, and 95.7% in 2024, with vehicle sales declining to 14 units in 2024 from 303 units in 2023. In addition, the Company recorded a credit loss of $1.6 million for the year ended December 31, 2024, due to the increasing difficulty in collecting outstanding receivables.

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

Additionally, on December 19, 2024, we acquired 100% membership interest of NexTrade, a Delaware limited liability company for the consideration of $1. As of the date of this annual report, NexTrade has not been engaged in any business operations.

Further, on March 28, 2025, we incorporated a wholly owned subsidiary, Cheetah BVI, in the British Virgin Islands. The incorporation of Cheetah BVI is intended to support our future international business development and facilitate potential global partnerships. As of the date of this annual report, Cheetah BVI has not commenced operations.

Reverse Stock Split

On September 30, 2024, our stockholders approved our fourth amended and restated articles of incorporation, which authorizes a reverse stock split of the issued shares of our common stock, par value $0.0001 per share, at a ratio ranging from 1-for-10 to 1-for-30, as determined at the discretion of our board of directors. On October 7, 2024, our board of directors approved a reverse stock split of our common stock at a ratio of 1-for-16. On October 21, 2024, we effectuated a reverse stock split of our common stock at a ratio of 1-for-16. Following such reverse split, each 16 shares of our common stock outstanding were automatically combined into one new share of common stock. No fractional shares were issued in connection with the reverse split; any fractional shares resulting from the reverse split were rounded up to the nearest whole share. The par value per share of our common stock remained unchanged. Our Class A common stock started trading on a post-split basis on October 24, 2024, at which time the Class A common stock was assigned a new CUSIP number (16307X202). On November 7, 2025, the Company’s stockholders approved the Company’s Fifth Amended and Restated Articles of Incorporation to affect a reverse stock split of the issued shares of the Company’s common stock at a ratio within a range from 1-for-5 to 1-for-20, as determined by the board of directors in its sole discretion. As of the date of this report, the board of directors has not yet determined the specific ratio or the timing of the implementation of such reverse stock split.

Dissolution of Subsidiaries

During the quarter ended June 30, 2025, the Company dissolved two wholly owned subsidiaries, Cheetah Net Logistics LLC and Pacific Consulting LLC, as part of an internal corporate restructuring. Both entities were previously organized under the laws of the State of New York and were formally dissolved on June 24, 2025.

Recent Development

On February 2, 2026, the Company completed its reincorporation from the State of North Carolina to the State of Delaware, and the rights of the Company’s stockholders became governed by Delaware law and the Company’s Delaware Certificate of Incorporation and Bylaws.

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

Results of Operations

The following discussion analyzes our results of operations for the year ended December 31, 2025, compared to the year ended December 31, 2024. In 2025, as we fully exited our parallel-import vehicle business, all financial results related to this segment have been reclassified as discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements — Discontinued Operations. For further details, please refer to NOTE 5 — Discontinued Operations. Logistics and warehousing services business now represents our sole operating segment reported under continuing operations. The following table provides a summary of our consolidated results of operations for the years ended December 31, 2025 and 2024, highlighting the financial impact of both continuing and discontinued operations:

	Years Ended December 31,		Change
	2025	2024	Amount	%
Revenue	$1,288,536	$455,805	$832,731	182.7%
Cost of Revenue	1,121,761	277,293	844,468	304.5%
Gross Profit	166,775	178,512	(11,737)	(6.6)%
General and administration expenses	3,627,426	3,641,713	(14,287)	(0.4)%
Impairment loss expenses	731,307	—	731,307	N/A
Share-based compensation expenses	387,618	277,345	110,273	39.8%
Interest income, net	891,026	284,521	606,505	213.2%
Other income, net	54,763	8,009	46,754	583.8%
(Loss) from continuing operations before tax provision	(3,633,787)	(3,448,016)	(185,771)	5.4%
Income tax (benefits)	15,916	(215,822)	231,738	(107.4)%
(Loss) from continuing operations	(3,649,703)	(3,232,194)	(417,509)	12.9%
(Loss) income from discontinued operations, net of tax	—	(1,956,658)	1,956,658	(100.0)%
Net (Loss) income	$(3,649,703)	$(5,188,852)	$1,539,149	(29.7)%

Our total revenue from continuing operations was $1,288,536 in 2025, reflecting our transition into the logistics and warehousing business. Meanwhile, the parallel-import vehicle business was discontinued during the year ended December 31, 2024, and its financial results are presented separately as discontinued operations in accordance with ASC 205-20. For further details, please refer to NOTE 5 – Discontinued Operations.

Logistics and Warehousing Services

Revenues

In 2025, our logistics and warehousing revenue came from the two acquired businesses, Edward and TWEW. The following table provides a breakdown of revenues from each entity:

	For the Years Ended December 31,				Change
	2025		2024		Amount	%
	USD	%	USD	%
Revenues
Revenues from Edward	$214,810	16.7%	$316,852	69.5%	$(102,042)	(32.2)%
Revenues from TWEW	1,073,726	83.3%	138,953	30.5%	934,773	672.7%
Total revenues	$1,288,536	100.0%	$455,805	100.0%	$832,731	182.7%

For the year ended December 31, 2025, we reported revenue of $1,288,536 from logistics and warehousing services segment, including $214,810, or 16.7% of our total revenue from Edward, which we acquired in February 2024, and $1,073,726, or 83.3% of our total revenue, from TWEW, which we acquired in November 2024 (See also NOTE 8).

Revenue from Edward decreased by 32.2% to $214,810 for the year ended December 31, 2025, compared to $316,852 for the year 2024. The decrease was primarily due to the lingering impact of trade war between China and the U.S., which resulted in reduced customer demand and shipment volume during the second half of 2025. Although trade flows stabilized following the resumption of trade negotiations between the two countries, shipment volume in 2025 did not return to the prior-year level due to continued uncertainty surrounding U.S.-China trade policy and more conservative ordering patterns by customers. The Company has taken proactive measures to navigate the business by increasing labor and logistics service business during the year 2025.

Revenue from TWEW increased substantially to $1,073,726 for the year ended December 31, 2025, compared to $138,953 for the year ended December 31, 2024. The increase was primarily attributable to a full year of logistics and warehousing services provided by TWEW in 2025. As TWEW was acquired in November 2024, only a limited amount of revenue was recognized in 2024 following the acquisition date.

We will continue to focus on improving operational efficiencies and expanding our market presence of the two acquired businesses in the California area.

Cost of Revenues

	For the Year Ended December 31,				Change
	2025		2024		Amount	%
	USD	%	USD	%
Cost of Revenues
Cost of Revenues from Edward	$125,099	11.2%	$148,588	53.6%	$(23,489)	(15.8)%
Cost of Revenues from TWEW	996,662	88.8%	128,705	46.4%	$867,957	674.4%
Total cost of revenues	$1,121,761	100.0%	$277,293	100.0%	$844,468	304.5%

For the year ended December 31, 2025, total cost of revenues increased to $1,121,761 from $277,293 for the year ended December 31, 2024, representing an increase of $844,468, or 304.5%, primarily due to the contribution from TWEW. Cost of revenues attributable to TWEW was $996,662, representing 88.8% of total cost of revenues in year 2025.

Cost of revenues from Edward was $125,099, or 11.2% of total cost of revenues for the year ended December 31, 2025, compared to $148,588 for the same period in 2024, representing a decrease of $23,489, or 15.8%, consistent with the corresponding decline in revenue from Edward.

Cost of revenues is mainly labor costs for TWEW and ocean freight service costs for Edward.

Operating Expenses

General and Administrative Expenses

	Years Ended December 31,		Change
	2025	2024	Amount	%
General and Administrative Expenses
Payroll and Benefits	$1,240,571	$1,209,633	$30,938	2.6%
Rental and Leases	746,816	545,441	201,375	36.9%
Travel and Entertainment	108,416	123,073	(14,657)	(11.9)%
Legal and Accounting Fees	730,631	796,921	(66,290)	(8.3)%
Recruiting Fees	11,871	150,190	(138,319)	(92.1)%
Bank charges and fees	3,526	8,659	(5,133)	(59.3)%
Insurance Expenses	240,285	318,636	(78,351)	(24.6)%
Depreciation and Amortization Expenses	147,254	80,328	66,926	83.3%
Others	398,056	408,832	(10,776)	(2.6)%
Total General and Administrative Expenses	$3,627,426	$3,641,713	$(14,287)	(0.4)%

General and administrative expenses for our continuing operations decreased by $14,287, or 0.4%, for the year ended December 31, 2025, primarily due to (i) a decrease of $138,319 in recruiting expenses as the prior-year period included significant hiring expenses associated with the launch of our logistics and warehousing segment, (ii) a decrease of $78,351 in insurance expenses resulting from a less expensive insurance provider, (iii) a decrease of $66,290 in legal and accounting fees as we incurred additional professional fees for preparing registration statements on Form S-3 and Form S-8 during the year ended December 31, 2024, (iv) a decrease of $14,657 in travel and entertainment expenses related to business development efforts and client engagement, and (v) a decrease of $10,776 in other miscellaneous general and administration expenses during the year ended December 31, 2025, partially offset by (vi) an increase of $201,375 in rental and leases, which was primarily due to the relocation of our headquarters to California in July 2024, (vii) an increase of $66,926 in depreciation and amortization expenses, primarily due to the acquisition of new fixed assets and additional intangible assets, as detailed in NOTES 6 & 8, and (ⅷ) an increase of $30,938 in payroll and benefits expense, which was reflecting the full-year impact in 2025 of personnel hired during mid-2024 to support the Company’s newly launched logistics and warehousing and labor services segments.

Impairment loss expenses

	The Year Ended December 31,		Change
	2025	2024	Amount	%
Impairment loss expenses
Edward-Customer Relationships	$135,346	$—	$135,346	N/A
Edward-Trade Names	27,429	—	27,429	N/A
Edward-Goodwill	568,532	—	568,532	N/A
Total impairment loss expenses	$731,307	$—	$731,307	N/A

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

For the year ended December 31, 2025, impairment loss expenses related to customer relationships, trade names, and goodwill amounted to $135,346, $27,429, and $568,532, respectively, resulting in total impairment losses of $731,307. No impairment losses were recorded for the year ended December 31, 2024. See NOTE 8 – Intangible Asset and Goodwill for more details.

Share-based compensation expenses

	Years Ended December 31,
	2025	2024	Amount	%
Share-based compensation expenses	$387,618	$277,345	$110,273	39.8%

Share-based compensation expenses were $387,618 and $277,345 for the years ended December 31, 2025 and 2024, respectively, representing an increase of $110,273, or 39.8%.

Share-based compensation expenses of $387,618 were recognized during the year ended December 31, 2025, consisting of (i) $77,875 resulting from 43,750 shares granted and vested immediately on September 30, 2025, (ii) $39,023 related to the employee incentive plan shares granted on September 30, 2024, and (iii) $270,720 resulting from the newly issued 144,000 shares granted and vested immediately on October 15, 2025.

For the year ended December 31, 2024, share-based compensation expenses were $277,345, consisting of $261,666 from (i) the 150,000 shares granted and vested immediately on September 30, 2024, and (ii) $15,679 related to the employee incentive plan shares granted on September 30, 2024.

See NOTE 11 – Stock Based Compensation for more details.

Other Income (Expenses), net

	Years Ended December 31,
	2025	2024	Amount	%
Interest income	$924,224	$320,472	$603,752	188.4%

Interest expenses:
Loan Interest expense	(26,436)	(29,462)	(3,026)	(10.3)%
Credit Card Interest	(847)	(694)	150	21.5%
Interest expense on Tax	—	(3)	3	(100.0)%
Premium Finance Interest	(5,915)	(5,792)	123	2.1%
Total Interest expenses	(33,198)	(35,951)	(2,753)	(7.7)%

Other income, net	54,763	8,009	46,754	583.8%

Total other income(expense), net	$945,789	$292,530	$653,259	223.3%

Interest income from continuing operations was $924,224 for the year ended December 31, 2025, compared to $320,472 for the year ended December 31, 2024, representing an increase of $603,752, or 188.4%. The significant increase was primarily driven by interest earned on short-term loan receivable and certificates of deposit, funded by the net proceeds from the Company’s public offerings closed in May and July 2024.

Interest expense incurred from our continuing operations was $33,198 for the year ended December 31, 2025, a decrease of $2,753, or 7.7%, from $35,951 in 2024, mainly due to decreased loan interest expense.

Other income, net was $54,763 for the year ended December 31, 2025, compared to $8,009 for the year ended December 31, 2024, representing an increase of $46,754, or 583.8%. The increase was primarily attributable to higher rental income recognized during the year ended December 31, 2025.

Income Tax (Benefits)

Our income tax provision for continuing operations was $15,916 for the year ended December 31, 2025, compared with income tax benefits of $215,822 for the same period in 2024.

Net Loss

As a result of the above factors, we had a net loss of $3.6 million from our continuing operations for the year ended December 31, 2025, compared to a net loss of $3.2 million for the same period of 2024.

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

Financial Impact of Discontinued Operations

The following table summarizes the financial results of our discontinued operations for the year ended December 31, 2024:

For the Year Ended December 31,
2024
Revenue
U.S. domestic market	$200,297
Overseas market	1,430,951
Total Revenue	$1,631,248
Cost of Revenue
Cost of vehicle	$1,515,270
Fulfilment expense	140,798
Total Cost of Revenue	$1,656,068

Gross (loss) profit	$(24,820)

Revenue from discontinued operations was $1.6 million for the year ended December 31, 2024 from the parallel-vehicle business. Only 14 units of vehicles were sold following the significant downturn of parallel-import vehicle business as described in “—Business Overview and Recent Developing Trends.”

We also reported cost of revenue of $1.7 million, mainly the fulfillment expenses, and a gross loss of $24,820 of the discontinued business for the year ended December 31, 2024.

Selling, General, and Administrative Expenses for Discontinued Operations

The following table presents selling, general, and administrative expenses (“SGA Expenses”) for the discontinued operations:

For the Year Ended December 31,
2024
SGA Expenses
Selling expenses	$117,819
Allowance of credit loss of accounts receivables	1,589,546
Forfeited vehicle deposit expense	100,800
Credit Loss on vehicle sale tax receivable	34,885
Total SGA Expenses	$1,843,050

Total SGA Expenses for the discontinued parallel-import vehicle business were approximately $1.8 million for the year ended December 31, 2024.

Allowance of credit loss of accounts receivables

Total allowance of credit loss of accounts receivable for the discontinued parallel-import vehicle business was $1,589,546 for the year ended December 31, 2024.

Interest Expenses

The table below presents interest expenses for the year ended December 31, 2024:

December 31,
2024
Interest Expenses
LC Financing	23,123
Line of Credit	65,665
Total interest expenses	$88,788

Total interest expenses for the discontinued operations were $88,788 for the year ended December 31, 2024.

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance working capital needs. We believe that we will be able to fund current operations and other commitments for at least the next 12 months from operating cash flow and proceeds from the capital infusion, which were held in our cash and cash equivalents.

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

As of December 31, 2025, we had current assets of $9.1 million, consisting of cash and cash equivalents of $0.2 million, $7.4 million in loan receivable, $1.2 million of other receivables, $0.2 million in prepaid expenses and other current assets from continuing operations. As of December 31, 2025, our current liabilities, all of which related to continuing operations, totaled approximately $1.3 million, consisting of $0.6 million of operating lease liabilities, $0.6 million of other payables, and $0.1 million of loans payable, including the current portion of long-term borrowings.

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024, with continuing operations and discontinued operations presented separately:

	Years ended December 31,
	2025	2024
Net cash provided by (used in) operating activities	$(2,075)	$242,220
Cash outflows from operations-continuing operations	(2,489,676)	(3,455,918)
Cash inflows from operations-discontinued operations	2,487,601	3,698,138
Net cash used in investing activities	(1,341,816)	(6,130,932)
Cash outflows from operations-continuing operations	(1,341,816)	(6,130,932)
Net cash provided by (used in) financing activities	(73,854)	7,106,676
Cash inflows (outflows) from operations-continuing operations	(73,854)	8,799,952
Cash outflows from operations-discontinued operations	—	(1,693,276)
Net increase (decrease) in cash	$(1,417,745)	$1,217,964

Operating Activities

Net cash used in operating activities from continuing operations was $2.5 million for the year ended December 31, 2025. The negative cash flow was primarily due to (i) a net loss of $3.6 million during the year ended December 31, 2025, (ii) an increase of $0.8 million in other receivables, and (iii) a decrease of $0.3 million in operating lease liabilities, partially offset by (iv) an increase of $0.7 million in allowance of impairment loss of goodwill and intangible assets, (v) an increase of $0.5 million in amortization of operating lease right-of-use assets, (vi) $0.4 million in share-based compensation expenses; and (vii) an increase of $0.4 million in other payables and other current liabilities.

Net cash used in operating activities from continuing operations was $3.5 million for the year ended December 31, 2024. The negative cash flow was primarily due to (i) a net loss of $3.2 million during the year ended December 31, 2024; (ii) an increase of $0.3 million in deferred income tax benefits; and (iii) an increase of $0.3 million in other receivables and a decrease of $0.2 million in operating lease liabilities, partially offset by (iv) an increase of $0.3 million in amortization of operating lease right-of-use assets, and $0.3 million in share-based compensation expenses.

Net cash provided by operating activities from discontinued operations was $2.5 million in 2025, primarily due to the collection of $2.5 million in accounts receivable resulting from vehicle sales.

Net cash provided by operating activities from discontinued operations was $3.7 million in 2024. The decline was primarily attributable to (i) a decrease of $1.5 million in inventory; (ii) a decrease of $3.9 million in accounts receivable; offset by a decrease of $1.7 million in loans payable.

Investing Activities

Net cash used in investing activities from continuing operations was approximately $1.3 million for the year ended December 31, 2025, including (i) $3.4 million in short-term loans lent to third parties, and offset by (ii) $2.1 million proceeds of repayment from short-term loans lent to third parties.

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

There were no investing activities related to discontinued operations for the years ended December 31, 2025 and 2024.

Financing Activities

Net cash used in financing activities from continuing operations was $73,854 for the year ended December 31, 2025, which consisted of (i) net proceeds from premium finance of $196,300, partially offset by (ii) net repayments of premium finance of approximately $234,111, and (iii) repayments of long-term borrowings of $36,043.

Net cash provided by financing activities from continuing operations was $8.8 million for the year ended December 31, 2024, which consisted of (i) net proceeds from the July Offering of approximately $1.1 million, (ii) net proceeds from the May Offering of approximately $7.3 million, (iii) proceeds of $0.6 million from the issuance of shares of common stock in private placements; partially offset by (iv) net repayments of premium finance of approximately $0.3 million.

There were no financing activities related to discontinued operations for the years ended December 31, 2025.

Net cash used in financing activities from discontinued operations was $1.7 million for the year ended December 31, 2024, primarily reflecting (i) net repayments of LC financing of $1.0 million; and (ii) net repayments of revolving lines of credit of $0.7 million.

As of December 31, 2025, the Company had cash and cash equivalents of approximately $0.2 million and a working capital balance of $7.7 million. In addition, the Company had loan receivable from third parties of approximately $7.4 million, which can be sufficient for the Company to support its ongoing business operations and meet the obligations in the future.

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements – Going Concern. This evaluation considered the Company’s current financial condition, expected cash flows, obligations due within the next 12 months, and available sources of liquidity.

While management understands that the ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its new business strategy and eventually attain profitable operations, management has concluded that there are no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these consolidated financial statements. Accordingly, the Company’s consolidated financial statements as of December 31, 2025 have been prepared on a going concern basis.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with GAAP and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. NOTE 2, “Summary of Significant Accounting Policies” of the Notes to in Part II, Item 8 of this annual report on Form 10-K describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.

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

In 2024, the Company generated revenue from the parallel-import vehicle dealership and logistics and warehousing services. Revenue from the parallel-import vehicle dealership business is generated from the sales of parallel-import vehicles to both domestic and overseas parallel-import car dealers. It purchases automobiles from the U.S. market through its team of professional purchasing agents, and mainly resells them to parallel-import vehicle dealers in the U.S. and the PRC. In accordance with ASC 606, the Company recognizes revenue at the point in time when the performance obligation has been satisfied and control of the vehicles has been transferred to the dealers. For sales to U.S. domestic parallel-import vehicle dealers, revenue is recognized when a vehicle is delivered, and its title has been transferred to the dealers. For overseas sales, the Company sells vehicles under Cost and Freight shipping point terms, and revenue is recognized when a vehicle is loaded on a cargo ship and its title has been transferred to the dealers. The Company accounts for the revenue generated from sales of vehicles on a gross basis as the Company is acting as a principal in these transactions, is subject to inventory risk, has latitude in establishing prices, and is responsible for fulfilling the promise to provide customers the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. All of the Company’s contracts have one single performance obligation as the promise is to transfer the individual vehicle to parallel-import vehicle dealers, and there is no separately identifiable other promise in the contracts. The Company’s vehicles are sold with no right of return and the Company does not provide other credits or sales incentives to parallel-import car dealers. Historically, no customer returns have occurred. Therefore, the Company did not provide any sales return allowances for the years ended December 31, 2025 and 2024.

In 2025, the Company generates revenues from freight forwarding services provided by Edward and general labor and logistics provided by TWEW to corporate and retail clients, including transportation, cargo warehousing, freight forwarding, labor service, and cargo loading and unloading. Revenue for freight forwarding services, both export and import, is recognized when the services are provided. The Company’s role as the principal in these services involves managing the process up to the point where control is transferred based on contractual terms, allowing revenue recognition on a gross basis throughout the transit period. For warehousing services, revenue is primarily derived from storage fees, which are recognized based on the actual number of days the goods are stored in the warehouse while awaiting further transportation. Across all operations, the Company maintains a principal position, controlling the goods and services, bearing inventory and pricing risks, and fulfilling performance obligations directly. Each contract is typically structured with a single performance obligation without allowances for returns or sales incentives. There were no provisions for sales return allowances based on historical experiences of no returns.

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

General and Administration Expenses

The Company’s general and administrative expenses primarily include employee salaries and benefits, depreciation, office lease expenses, travelling and entertainment expenses, legal and consulting fees, insurance and other miscellaneous administrative expenses. For the years ended December 31, 2025 and 2024, general and administration expenses for the continuing expenses of $3,627,426 and $3,641,713, respectively.

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

The Company assesses deferred tax assets to determine whether they are realizable. As of December 31, 2025, the Company recorded a full valuation allowance against deferred tax assets, as it has generated a three-year cumulative pretax book loss and is forecasting a loss for 2026. Based on this evidence, realization of deferred tax assets is not considered more-likely-than-not at this time.

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company records interest and penalties related to an uncertain tax position, if and when required, as part of income tax expenses in the consolidated statements of operations. The Company does not believe that there were any uncertain tax positions as of December 31, 2025 and 2024.

The Company and its U.S. operating subsidiaries are subject to U.S. federal and state income tax laws. Prior to the corporate conversion in 2022, the Company was organized as a limited liability company (“LLC”) and elected to be treated as a corporation for U.S. federal income tax purposes for the tax years ended December 31, 2020 and 2021.

As of December 31, 2025, the Company’s consolidated U.S. federal income tax returns for the tax years ended December 31, 2021 through December 31, 2024 remained open to examination by the Internal Revenue Service and applicable state tax authorities.

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

Segment reporting

The Company uses the management approach in determining reportable operating segments. The management approach considers the internal reporting used by the Company’s chief operating decision maker for making operating decisions about the allocation of resources of the segment and the assessment of its performance in determining the Company’s reportable operating segments. As of December 31, 2023, the Company operated as a single reportable segment, focused solely on the parallel-import vehicle business. In 2024, the Company expanded its operations and reported two operating segments: the parallel-import vehicle business and logistics and warehousing services. However, following the discontinuation of the parallel-import vehicles business, as of December 31, 2025, the Company transitioned back to a single reportable segment, now focused exclusively on logistics and warehousing services.

Loan receivable

The Company’s loan receivable, which consist of loans to third parties, are recognized at the point of loan disbursement, initially measured at fair value, primarily reflecting the disbursed amount and associated transaction costs. Both secured and unsecured lending are encompassed in these receivables, with terms including varying interest rates and maturity dates. Subsequently, these receivables are measured at amortized cost using the effective interest method, which ensures the accurate recognition of interest income over the loan period. The interest rates for these loans may be subject to change based on the terms of loan agreements.

Credit Loss

Periodic reviews of the loan portfolio are conducted to assess impairment, utilizing the expected credit loss model. The Company estimates expected credit losses on its loan receivable based on an evaluation of the borrower’s financial condition and operating performance, the contractual terms and remaining maturity of the loan, historical credit loss experience, current economic conditions, and reasonable and supportable forward-looking information.

As of December 31, 2025, no allowance for credit losses were recorded related to its loan receivable.

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

The Company recognized impairment to intangible assets of $162,775 and nil for the years ended December 31, 2025 and 2024, respectively.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, loan receivable, loans payable, and other payables and other current liabilities, approximated the fair value of the respective assets and liabilities as of December 31, 2025 and 2024 based upon the short-term nature of the assets and liabilities.

The Company applied level 3 to obtain the fair value of intangible assets and goodwill. See NOTE 8 — Intangible Asset and Goodwill.

The Company applied level 3 to obtain the fair value of loan receivable. The Company believes that the carrying amount of long-term loans approximated fair value as of December 31, 2025 and 2024 reflected amortized cost net of an allowance for credit losses, based on expected credit loss analyses that consider borrower-specific risks, current conditions, and reasonable and supportable forward-looking information. See NOTE 4 — Loan Receivable.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The ROU asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All ROU assets are reviewed for impairment annually. There was no impairment for ROU lease assets as of December 31, 2025 and 2024.

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

For the year ended December 31, 2025, the Company recorded a goodwill impairment charge of $568,532. See NOTE 8 – Intangible assets and Goodwill.

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

For the years ended December 31, 2025 and 2024, the Company did not record any impairment.

Recent accounting pronouncements

Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requires disclosures about significant segment expenses and additional interim disclosure requirements. This standard also requires a single reportable segment to provide all disclosures required by Accounting Standards Codification Topic 280. This standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively for all prior periods presented in the consolidated financial statements. We adopted this standard in our Annual Report on Form 10-K for the year ended December 31, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. The Company adopted ASU 2023-09 beginning January 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no change in independent accountants for our Company during the two most recent fiscal years or any subsequent interim period except for the change in independent accountants from Assentsure PAC to Tang Qian & Associates PLLC, as previously reported in our Current Report on Form 8-K filed with the SEC on January 7, 2026. There have been no disagreements of the type required to be disclosed by Item 304(b) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of December 31, 2025, pursuant to Exchange Act Rule 13a-15(b). We concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2025 was not effective.

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

Item 9B. Other Information.

Insider Trading Arrangements

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Name	Age	Director Since	Independent	Occupation
Huan Liu	44	2016	No	Chief Executive Officer, Director, and Chairman of the Board of Directors of the Company
Xianggeng Huang	61	2023	No	Director of Fuzhou Yisheng Mechanical and Electrical Equipment Co., Ltd
Xiangan Ruan	49	2024	Yes	Senior Partner of AllBright Law Offices (Shenzhen)
Huiping (Catherine) Chen	50	2023	Yes	Investment Director of Xiamen Chenshen Investment Co., Ltd.
Huibo Deng	43	2024	Yes	Visiting Professor at the Institute of Teaching and Curriculum of Chinese Academy of Management Sciences

Mr. Huan Liu has served as our Chief Executive Officer and our Chairman of the Board of Directors since August 2016, and he has extensive experience in real estate, private equity, and car imports and exports. As the founder and CEO of Cheetah Net, Mr. Huan Liu has been responsible for the management of day-to-day operations and high-level strategizing and business planning, as well as implementing proposed plans and evaluating the success of our Company in achieving its objectives. Mr. Huan Liu has served as director and Chairman of the Board of Directors of Elite Express Holding Inc. (Nasdaq: ETS), a company specializes in last-mile delivery services within California since June 2024. From 2014 to 2015, Mr. Huan Liu served as the chief executive officer at Beijing Xinyongjia Technology Co., where he was responsible for identifying opportunities for expansion and analyzing operations to identify areas in need of reorganization. From 2012 to 2013, Mr. Huan Liu served as the senior investment manager at Beijing Wanze Investment Management Co. Ltd. and was responsible for developing and implementing risk-based asset allocation models and performance analytics. Mr. Huan Liu received his master’s degree in Finance from the International Business School at Brandeis University in 2012, and his bachelor’s degree in Finance and Law from Harbin Engineer University in 2005.

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

Mr. Huibo Deng has served as our independent director since July 2024. Mr. Deng possesses a robust financial background that encompasses both academic achievements and hands-on experience in the financial industry. With a Bachelor of Science in Finance from Dongbei University of Finance and Economics, followed by a Master’s degree in Statistics from Dalarna University and a Ph.D. in Finance from Renmin University of China, he has undergone rigorous training in financial theory, analysis, and management. Mr. Deng has been serving as a Visiting Professor at the Institute of Teaching and Curriculum, Chinese Academy of Management Sciences

since September 2021, committed to fostering the next generation of financial leaders. In this role, Mr. Deng delivers insightful courses and lectures, sharing invaluable professional knowledge and experience with students. From January 2023 to July 2023, as the Vice President of Shenzhen Dexun Securities Consulting Co., Ltd., he provided strategic counsel and advisory services to clients navigating the complexities of the financial markets. From June 2017 to November 2018, Mr. Deng served as the General Manager of the Strategic Development Department at China Travel Group Zhonglv Bank Headquarters. In this capacity, Mr. Deng spearheaded efforts to cultivate strategic partnerships, identify new business opportunities, and drive market expansion initiatives.

Executive Officers

The table and biographies below identify our executive officers, the term they have served with us, and their business experience:

Name	Age	Office and Position
Huan Liu	44	Chief Executive Officer, Director, and Chairman of the Board of Directors of the Company
Cindy Tang	59	Chief Financial Officer of the Company

Mr. Huan Liu, the Chairman of the Board, is the Chief Executive Officer of the Company. His biographical information is set forth above under “—Board of Directors.”

Ms. Cindy Tang has served as the Company’s Chief Financial Officer since February 2025 and Director of Finance since May 2024. From July 2023 to May 2024, Ms. Tang served as the Interim Chief Financial Officer of Elong Power Holdings Limited, a manufacturer of battery products. From August 2010 to May 2023, Ms. Tang served as the Finance Director of China XD Plastics Co., Ltd., a specialty chemical company engaged in the research, development, manufacture and sale of modified plastics primarily for automotive applications. Ms. Tang received her bachelor’s degree in English Language and Literature from Sichuan University in 1988, her bachelor’s degree in Foreign Affairs from Foreign Affairs College in 1990, and her MBA in Accounting from Seton Hall University in 2003.

Section 16(a) Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and those who beneficially own more than 10% of shares of our Class A common stock to file initial reports of ownership and reports of changes in ownership of our Class A common stock with the SEC. You can view these reports on the SEC’s website at www.sec.gov.

During the year ended December 31, 2025, all of our officers, directors, and greater than 10% beneficial owners timely complied with the filing requirements of Section 16(a) of the Exchange Act.

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

Committee Composition

Nominating and
Corporate
Director	Audit	Compensation	Governance
Xiangan Ruan	X	X	C
Huibo Deng	C	X	X
Huiping (Catherine) Chen	X	C	X

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

Item 11. Executive Compensation.

The following table sets forth total compensation paid to our named executive officers for the years ended December 31, 2025 and 2024.

				Stock	Option	All other
		Salary	Bonus	awards	awards	compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)
Huan Liu, Chief Executive Officer	2025	$72,000	—	270,720	—	—	$342,720
	2024	$72,000	—	261,666	—	—	$333,666
Cindy Tang, Chief Financial Officer(1)	2025	$84,000	—	—	—	—	$84,000
	2024	—	—	—	—	—	—

(1)Ms. Cindy Tang was appointed by the Company on February 18, 2025.

Agreements with Named Executive Officers

We have entered into an employment agreement with Huan Liu, our Chief Executive Officer, and Cindy Tang, our Chief Financial Officer. A summary of the terms of each of these employment agreements is set forth below. Currently, the annual compensation of each of our executive officers is fixed by our Compensation Committee. The named executive officers are also entitled to participate in our benefit plans, which such benefits are generally available to all full-time employees.

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

On February 18, 2025, we entered into an employment agreement with Cindy Tang. Pursuant to her employment agreement, effective February 18, 2025, Ms. Tang started serving as the Chief Financial Officer of our Company and responsible for overseeing the Company’s financial and accounting operations. Ms. Tang will be compensated at a rate of $84,000 per year, payable in cash biweekly. Ms. Tang will also be eligible to receive shares of the Company’s Class A common stock, par value $0.0001 per share, worth $50,000 as of the date of the grant for every 12-month period of full-time employment with the Company, to be issued pursuant to the Company’s stock incentive plan and subject to the terms and conditions of award agreements. The Agreement does not include a fixed term and may be terminated upon mutual written consent of Ms. Tang and Company. Ms. Tang may terminate the Agreement: (a) upon 14 days’ prior written notice to Company; or (b) immediately if Ms. Tang is subject to materially diminished duties or responsibilities, provided that the retention of a replacement CFO by Company shall not constitute diminished duties or responsibilities. The Company may terminate the agreement: (i) without prior notice and without further obligation for reasons of just cause (for instance, fraud, theft, conviction of a felony, improper or dishonest action, or significant acts of misconduct) on the part of Ms. Tang or any of Ms. Tang’s agents providing services to Company; or (ii) without just cause upon seven days’ written notice to Ms. Tang.

Outstanding Equity Awards at 2025 Year End

The following table provides information as of December 31, 2025 about our equity awards to our directors and officers:

Equity incentive
								Equity incentive	plan awards:
			Equity incentive					plan awards:	market or
			plan awards:					number of	payout value of
			number of			Number of	Market value of	unearned shares,	unearned shares,
	Number of	Number of	securities underlying			shares or units of	shares or units of	units or other	units or other
	securities underlying	securities underlying	unexercised	Option exercise	Option expiration	stock that have	stock that have	rights that have	rights that have
Name	unexercised options	unexercised options	unearned options	price ($)	date	not vested	not vested ($)	not vested	not vested
Huan Liu	—	—	—	—	—	—	—	—	—

Xianggeng Huang	—	—	—	—	—	14,063	16,562	—	—

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

Director Compensation

The table below shows the compensation paid to our non-employee directors during 2025.

		Fees				Nonqualified
		Earned			Non-Equity	Deferred
		or Paid	Stock	Option	Incentive Plan	Compensation	All other
Name	Year	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Huibo Deng	2025	$20,000	—	—	—	—	—	$20,000

Xiangan Ruan	2025	$20,000	—	—	—	—	—	$20,000

Huiping (Catherine) Chen	2025	$20,000	—	—	—	—	—	$20,000

Xianggeng Huang	2025	$50,000	$15,889	—	—	—	—	$65,883

Timing of Grants of Certain Equity Awards

We do not have any formal policies regarding the timing of awards of options in relation to the disclosure of material nonpublic information. During the year ended December 31, 2025, none of our named executive officers were awarded options with an effective grant date during any period beginning four business days before the filing or furnishing of a Form 10-Q, Form 10-K, or Form 8-K that disclosed material nonpublic information and ending one business day after the filing or furnishing of such reports. If we grant additional options in the future, it is anticipated that the board of directors and Compensation Committee will take material nonpublic information into account when determining the timing and terms of such an award, with the goal being to not grant such awards close in time to the release of any material nonpublic information. We have never timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information regarding shares outstanding and available for issuance under our existing equity compensation plans as of December 31, 2025.

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

The following table reflects the shares available for issuance under our Amended Plan as of the end of the most recently completed fiscal year:

	Number of	Number of
	shares of	shares of
	Class A	Class B
	common	common	Number of
	stock to be	stock to be	shares of
	issued upon	issued upon	common
	vesting of	vesting of	stock remaining
	outstanding	outstanding	available
	RSUs,	RSUs,	for future
	options,	options,	issuance
	warrants,	warrants,	under Amended
Plan category	and rights	and rights	Plan
Equity compensation plans approved by security holders	137,501	175,250	196,637
Equity compensation plans not approved by security holders	—	—	—
Total	137,501	175,250	196,637

The following table provides information as of March 19, 2026, concerning beneficial ownership of our shares of Class A and Class B common stock known to us to be held by (1) our named executive officers, (2) our directors, (3) our named executive officers and directors as a group, and (4) each person or entity we know to beneficially own more than five percent of our shares of Class A or Class B common stock.

The percentages below are calculated based on 36,177,712 shares of Class A common stock and 690,875 shares of Class B common stock issued and outstanding as of March 19, 2026.

	Class A Common Stock		Class B Common Stock		Voting Power
	Number	%	Number	%	%
Directors and Executive Officers(1):
Huan Liu(2)	—	—	690,875	100%	22.27%
Cindy Tang	—	—	—	—	—
Xianggeng Huang	145,312	0.40%	—	—	0.31%
Xiangan Ruan	—	—	—	—	—
Huibo Deng	—	—	—	—	—
Huiping (Catherine) Chen	—	—	—	—	—
All directors and executive officers as a group (six individuals):	145,312	0.40%	690,875	100%	22.58%

5% Stockholders:
FAIRVIEW EASTERN INTERNATIONAL HOLDINGS LIMITED(2)	—	—	515,625	74.63%	16.62%
BETA VORTEX LIMITED(3)	2,750,000	7.60%	—	—	5.91%
BLACKBULL MVM LIMITED(4)	2,750,000	7.60%	—	—	5.91%
CJQ INFORMATION LIMITED(5)	3,000,000	8.29%	—	—	6.45%
ETERNAL BLESSING HOLDINGS LIMITED(6)	2,750,000	7.60%	—	—	5.91%
FOURTH COCO TECHNOLOGY LIMITED(7)	3,300,000	9.12%	—	—	7.09%
HK RED SUN CO., LIMITED(8)	3,300,000	9.12%	—	—	7.09%
JOYOUS FOLK LIMITED(9)	3,300,000	9.12%	—	—	7.09%
ANXIN HEALTH TECHNOLOGY LIMITED(10)	3,300,000	9.12%	—	—	7.09%
TENDER GRASS INTERNATIONAL LIMITED(11)	3,000,000	8.29%	—	—	6.45%
WY INFORMATION LIMITED(12)	3,000,000	8.29%	—	—	6.45%
YUZHU AI TECHNOLOGY LIMITED(13)	3,000,000	8.29%	—	—	6.45%

Notes:

(1)	Unless otherwise indicated, the business address of each of the individuals is 8707 Research Drive, Irvine, CA 92618.
(2)	The number of shares of Class B common stock beneficially owned represents (i) 175,250 shares of Class B common stock directly held by Huan Liu and (ii) 515,625 shares of Class B common stock held by FAIRVIEW EASTERN INTERNATIONAL HOLDINGS LIMITED, a British Virgin Islands company, which is 100% owned by Huan Liu. The registered address of FAIRVIEW EASTERN INTERNATIONAL HOLDINGS LIMITED is Vistra Corporate Services Center, Wickhams Cay II, Road Town, Tortola, VG1110, the British Virgin Islands.
(3)	BETA VORTEX LIMITED is 100 % owned by Xin Zhong. The address of BETA VORTEX LIMITED is No. 105, Yan’an Third Road, Shinan District, Qingdao City, Shandong Province, China.
(4)

BLACKBULL MVM LIMITED is 100% owned by Wenting Chang. The address of BLACKBULL MVM LIMITED is Unit 305, Building 3, No. 211 Qingdao Road, Dongge Subdistrict Office, Pingdu City, Shandong Province, China.

(5)	CJQ INFORMATION LIMITED is 100% owned by Jiaqi Chen. The address of CJQ INFORMATION LIMITED is No. 502, Gate 1, Building 5, Xiyangli, Miyun Road, Nankai District, Tianjin, China.
(6)

ETERNAL BLESSING HOLDINGS LIMITED is 100% owned by Haiying Wen. The address of ETERNAL BLESSING HOLDINGS LIMITED is 5-401 Building 4, Houqiaobao Community, Xinkang Garden, Huimin Street, Inner Mongolia Autonomous Region, China.

(7)	FOURTH COCO TECHNOLOGY LIMITED is 100% owned by Changmao Su. The address of FOURTH COCO TECHNOLOGY LIMITED is No. 68, Dongdian Road, Chengguan Town, Youxi County, Fujian Province, China.

(8)

HK RED SUN CO., LIMITED is 100% owned by Junqing Zhang. The address of HK RED SUN CO., LIMITED is Unit 1, Apt 9, Building A4, Wanhao Mingyuan Community, Taoli East Street, Saihan District, Hohhot, Inner Mongolia Autonomous Region, China.

(9)	JOYOUS FOLK LIMITED is 100% owned by Zhonglun Lin. The address of JOYOUS FOLK LIMITED is No. 5, 5th Heng Lane, Kushu Village, Luopu Sub-district, Panyu District, Guangzhou, Guangdong Province, China.
(10)	ANXIN HEALTH TECHNOLOGY LIMITED is 100% owned by Yu Guo. The address of ANXIN HEALTH TECHNOLOGY LIMITED is No. 1701, Unit 2, Building 5, No. 1 Lincui Road, Chaoyang District, Beijing, China.
(11)

TENDER GRASS INTERNATIONAL LIMITED is 100% owned by Runfeng Zuo. The address of TENDER GRASS INTERNATIONAL LIMITED is Apartment 402, Unit 2, Building 14, Chalu Street Community, Shizhong District, Jinan City, China.

(12)	WY INFORMATION LIMITED is 100% owned by Yu Wang. The address of WY INFORMATION LIMITED is Room 0401, Unit 12, Australia Liyuan, No. 10 Qingshan Road, Qingxiu District, Nanning City, China.
(13)	YUZHU AI TECHNOLOGY LIMITED is 100% owned by Yuzhu Guan. The address of YUZHU AI TECHNOLOGY LIMITED is 3-2-1, No. 2-18 Baishan East Road, Huanggu District, Shenyang City, China.

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

Related Party Transactions

Since January 1, 2025, the Company has engaged in transactions with an Weishu Guo, who serves as the legal representative of Nextrade. These transactions primarily consisted of advances provided to support the Company’s basic corporate and administrative expenses. As of December 31, 2025, the outstanding balance due to the related party was approximately $5,204. The balance is unsecured, non-interest bearing, and repayable on demand.

Item 14. Principal Accounting Fees and Services.

Audit Fees

For the years ended December 31, 2025 and 2024, we incurred aggregate fees and expenses of $406,376 and $251,569, respectively, from Tang Qian & Associates PLLC and Assentsure PAC for works completed for our annual audits and quarterly reviews.

	Year ended December 31,
	2025	2024
Audit Fees
Tang Qian & Associates PLLC*	$155,000	$—
Assentsure PAC	251,376	251,569
Total	$406,376	$251,569
*

On January 6, 2026, the audit committee of the Company’s board of directors approved the dismissal of Assentsure PAC and the engagement of Tang Qian & Associates PLLC as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2026.

Audit-Related Expenses

Audit-related expenses for the years ended December 31, 2025 and 2024 were $18,300 and $203,220, respectively.

Tax Fees

We incurred aggregate fees and expenses of $53,555 and $56,083 for the years ended December 31, 2025 and 2024, respectively.

All Other Fees

We incurred other fees of nil for years ended December 31, 2025 and 2024.

Pre-Approval Policy

The Audit Committee approved the engagement of Tang Qian & Associates PLLC before it was engaged to render audit or non-audit services.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) Financial Statements

We have filed the financial statements in Item 8. Financial Statements and Supplementary Data as a part of this Annual Report on Form 10-K.

(b) Exhibits

The following is a list of all exhibits filed or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Title	Form	File	Exhibit	Filing Date

3.1	Certificate of Incorporation	8-K	001-41761	3.2	February 3, 2026

3.2	Bylaws	8-K	001-41761	3.3	February 3, 2026

4.1	Specimen Stock Certificate	—	—	—	Filed herewith

4.2	Description of Securities	—	—	—	Filed herewith

10.1	Director Offer Letter dated July 2, 2024 between Huibo Deng and the Company	8-K	001-41761	10.1	July 8, 2024

10.2	Director Offer Letter, between Catherine Chen and Cheetah Net, dated August 29, 2022	S-1	333-271185	10.14	April 7, 2023

10.3	Director Offer Letter, between Xiangan Ruan and Cheetah Net, dated December 5, 2024	8-K	001-41761	10.1	December 11, 2024

10.4	Director Offer Letter, between Xianggeng Huang and Cheetah Net, dated August 31, 2022	S-1	333-271185	10.11	April 7, 2023

10.5	Indemnification Agreement dated July 2, 2024 between Huibo Deng and the Company	8-K	001-41761	10.2	July 8, 2024

10.6	Indemnification Agreement dated October 14, 2022 by and between Xianggeng Huang and Cheetah Net	S-1	333-271185	10.7	April 7, 2023

10.7	Indemnification Agreement dated October 14, 2022 by and between Catherine Chen and Cheetah Net	S-1	333-271185	10.10	April 7, 2023

10.8	Indemnification Agreement dated October 14, 2022 by and between Huan Liu and Cheetah Net	S-1	333-271185	10.4	April 7, 2023

10.9	Indemnification Agreement dated December 5, 2024 by and between Xiangan Ruan and Cheetah Net	8-K	001-41761	10.2	December 11, 2024

10.10	Indemnification Agreement date February 18, 2025 by and between Cindy Tang and Cheetah Net	8-K	001-41761	10.2	February 21, 2025

10.11	Employment Agreement effective as of March 1, 2022 by and between Huan Liu and Cheetah Net	S-1	333-271185	10.1	April 7, 2023

10.12	Employment Agreement effective as of February 18, 2025 by and between Cindy Tang and Cheetah Net	8-K	001-41761	10.1	February 21, 2025

10.13	Lease Agreement dated July 19, 2024 between the Company and Zina Development, LLC, as amended	10-Q	001-41761	10.7	August 13, 2024

10.14	Loan Extension Agreement dated October 2, 2025 between the Company and Hongkong Sanyou Petroleum Co. Limited	10-Q	001-41761	10.1	November 7, 2025

10.15	Loan Extension Agreement dated October 28, 2025 between the Company and Hongkong Sanyou Petroleum Co. Limited	10-Q	001-41761	10.2	November 7, 2025

10.16	Loan Extension Agreement dated August 16, 2025 between the Company and Asia Finance Investment Limited	10-Q	001-41761	10.3	November 7, 2025

10.17	Loan Extension Agreement dated October 24, 2025 between the Company and Asia Finance Investment Limited	10-Q	001-41761	10.4	November 7, 2025

10.18	Loan Agreement dated June 13, 2025 by and between the Company and Asia Finance Investment Limited	10-Q	001-41761	10.1	August 4, 2025

10.19	Loan Agreement dated June 26, 2025 by and between the Company and Asia Finance Investment Limited	10-Q	001-41761	10.2	August 4, 2025

10.20	Loan Agreement dated March 17, 2025 by and between the Company and Hongkong Sanyou Petroleum Co Limited	10-Q	001-41761	10.6	May 5, 2025

10.21	Loan Agreement dated March 18, 2025 by and between the Company and Asia Finance Investment Limited	10-Q	001-41761	10.7	May 5, 2025

10.22	Loan Agreement dated March 19, 2025 by and between the Company and Asia Finance Investment Limited	10-Q	001-41761	10.8	May 5, 2025

10.23	Form of Stock Purchase Agreement dated January 27, 2026 by and between the Company and certain investors	8-K	001-41761	10.1	January 29, 2026

10.24	Form of Power of Attorney between the Company and its logistics and warehousing customers	10-K	001-41761	10.20	March 12, 2025

10.25	Form of Brokerage Agreement between the Company and its logistics and warehousing customers	10-K	001-41761	10.21	March 12, 2025

14.1	Code of Business Conduct and Ethics	S-1	333-271185	14.1	April 7, 2023

19.1	Inside Trading Policy	10-K	001-41761	19.1	March 18, 2024

21.1	Subsidiaries	—	—	—	Filed herewith

23.1	Consent of Tang Qian & Associates PLLC	—	—	—	Filed herewith

23.2	Consent of Assentsure PAC	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

97.1	Compensation Recovery Policy	10-K	001-41761	97.1	March 18, 2024

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith
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

Cheetah Net Supply Chain Service Inc.

Date: March 20, 2026	By:	/s/ Huan Liu
	Name:	Huan Liu
	Title:	Chief Executive Officer, Director, and
Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Huan Liu	Chief Executive Officer, Director, and Chairman of the Board of Directors	March 20, 2026
Name: Huan Liu	(Principal Executive Officer)

/s/ Cindy Tang	Chief Financial Officer	March 20, 2026
Name: Cindy Tang	(Principal Accounting and Financial Officer)

/s/ Xianggeng Huang	Director	March 20, 2026
Name: Xianggeng Huang

/s/ Catherine Chen	Independent Director	March 20, 2026
Name: Catherine Chen

CHEETAH NET SUPPLY CHAIN SERVICE INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cheetah Net Supply Chain Service Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cheetah Net Supply Chain Service Inc. and its subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated balance sheet of the Company as of December 31, 2025, and the consolidated results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the United States federal securities laws, and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Tang Qian & Associates PLLC

Dallas, Texas

March 20, 2026

PCAOB ID number: 7080

We have served as the Company’s auditor since 2026.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cheetah Net Supply Chain Service Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cheetah Net Supply Chain Service Inc. and its subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated balance sheet of the Company as of December 31, 2024, and the consolidated results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the United States federal securities laws, and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Assentsure PAC

Singapore

March 12, 2025

PCAOB ID number: 6783

We served as the Company’s auditor from 2023 to 2026.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$233,217	$1,650,962
Accounts receivable, net	6,540	47,976
Loan receivable	7,430,111	6,088,295
Other receivables	1,157,130	370,696
Prepaid expenses and other current assets	238,648	338,642
Current assets of discontinued operations	—	2,540,501
TOTAL CURRENT ASSETS	9,065,646	11,037,072
NONCURRENT ASSETS:
Property, plant, and equipment, net	358,868	398,395
Operating lease right-of-use assets	1,165,517	1,836,521
Intangibles, net	792,571	1,063,072
Goodwill	475,862	1,044,394
TOTAL NONCURRENT ASSETS	2,792,818	4,342,382
TOTAL ASSETS	$11,858,464	$15,379,454

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,762	$18,992
Current portion of long-term debt	35,902	34,577
Loans payable from premium finance	82,650	120,461
Operating lease liabilities, current	594,407	438,351
Due to a related party	5,204	—
Accrued liabilities and other current liabilities	594,693	217,980
Current liabilities of discontinued operations	—	52,900
TOTAL CURRENT LIABILITIES	1,345,618	883,261
NONCURRENT LIABILITIES:
Long-term debt, net of current portion	572,653	610,020
Operating lease liabilities, net of current portion	584,606	1,268,501
TOTAL NONCURRENT LIABILITIES	1,157,259	1,878,521
TOTAL LIABILITIES	$2,502,877	$2,761,782

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 1,000,000,000 shares authorized; 3,418,587 and 3,218,886 shares issued and outstanding, including:
Class A common stock, $0.0001 par value, 891,750,000 shares authorized, 2,727,712 and 2,672,011 shares issued and outstanding	273	267
Class B common stock, $0.0001 par value, 108,250,000 shares authorized, 690,875 and 546,875 shares issued and outstanding	69	55
Additional paid-in capital	17,685,559	17,297,961
Subscription receivable	—	—
(Accumulated deficit) Retained earnings	(8,330,314)	(4,680,611)
TOTAL STOCKHOLDERS’ EQUITY	9,355,587	12,617,672

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,858,464	$15,379,454

*Retrospectively adjusted for the reverse split of the Company’s common stock at a ratio of 1-for-16, which took effect on October 24, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024*
REVENUE	$1,288,536	$455,805

COST OF REVENUE	1,121,761	277,293

GROSS PROFIT	166,775	178,512

OPERATING EXPENSES
General and administrative expenses	3,627,426	3,641,713
Impairment loss expenses	731,307	—
Share-based compensation expenses	387,618	277,345
TOTAL OPERATING EXPENSES	4,746,351	3,919,058

(LOSS) FROM OPERATIONS	(4,579,576)	(3,740,546)

OTHER INCOME (EXPENSES)
Interest income	924,224	320,472
Interest expenses	(33,198)	(35,951)
Other income	90,105	8,009
Other expenses	(35,342)	—
OTHER INCOME, NET	945,789	292,530

(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,633,787)	(3,448,016)

Income tax (benefits) expense	15,916	(215,822)

(LOSS) FROM CONTINUING OPERATIONS	(3,649,703)	(3,232,194)

(LOSS) INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(1,956,658)

NET LOSS	$(3,649,703)	$(5,188,852)

Loss from continuing operations per ordinary share - basic and diluted	$(1.12)	$(1.65)
Loss from discontinued operations per ordinary share - basic and diluted	$(0.00)	$(1.00)
Loss per share - basic and diluted	$(1.12)	$(2.65)
Weighted average shares - basic and diluted	3,263,456	1,955,214
*

Reclassification- certain reclassifications have been made to the financial statements for the year ended December 31, 2024, to conform to the presentation for the year ended December 31, 2025, with no effect on previously reported net income (loss). See NOTE 5 – Discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock*
	Class A		Class B		Additional		Retained Earnings	Total
	Common		Common		paid-in	Subscription	(Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Deficit)	Equity
Balance, December 31, 2024	2,672,011	$267	546,875	$55	$17,297,961	$—	$(4,680,611)	$12,617,672

Share-based compensation expenses	—	—	—	—	39,023	—	—	39,023
Issuance of common stock in connection Vesting of share-based award	43,750	5	144,000	14	348,576	—	—	348,595
Vesting of share-based compensation (reclass)	11,951	1	—	—	(1)	—	—	—
Net (loss) from continuing operations for the year	—						(3,649,703)	(3,649,703)
Net (loss) from discontinued operations for the year	—	—	—	—	—	—	—	—

Balance, December 31, 2025	2,727,712	$273	690,875	$69	$17,685,559	$—	$(8,330,314)	$9,355,587

	Common Stock*
	Class A		Class B		Additional		Retained	Total
	Common		Common		paid-in	Subscription	Earnings	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	(Accumulated deficit)	Equity
Balance, December 31, 2023	604,125	$60	515,625	$52	$6,996,275	$(600,000)	$508,241	$6,904,628

Termination of equity-classified warrant	—	—	—	—	(78,125)	—	—	(78,125)
Issuance of common stock for acquisition-Edward	79,521	8	—	—	899,992	—	—	900,000
Issuance of follow-on public offering in May	825,625	83	—	—	7,309,037	—	—	7,309,120

Issuance of follow-on public offering in July	404,979	40	—	—	1,093,516	—	—	1,093,556
Stock issuance under private placement transactions	—	—	—	—	—	600,000	—	600,000
Issuance of common stock in connection with vesting of share-based award (in shares)	45,938	5	31,250	3	(8)	—	—	—
Share-based compensation expense	—	—	—	—	277,345	—	—	277,345
Issuance of common stock for acquisition-TWEW	469,484	47	—	—	799,953	—	—	800,000
Fraction shares issued due to reverse stock split	242,339	24	—	—	(24)	—	—	—
Net (loss) from continuing operations for the year	—	—	—	—	—	—	(3,232,194)	(3,232,194)
Net (loss) income from discontinued operations for the year	—	—	—	—	—	—	(1,956,658)	(1,956,658)

Balance, December 31, 2024*	2,672,011	$267	546,875	$55	$17,297,961	$—	$(4,680,611)	$12,617,672

*Retrospectively restated for effect of the Company’s amended and restated articles of incorporation and bylaws and share reverse split on October 24, 2024.

The accompanying notes are an integral part of these consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,649,703)	$(5,188,852)
Less: loss from discontinued operations, net of tax	—	(1,978,603)
Loss from continuing operations	(3,649,703)	(3,210,249)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	39,528	27,400
Amortization of operating lease right-of-use assets	589,369	281,056
Gain on lease termination	(7,853)	—
Amortization of intangible assets	107,726	52,928
Impairment loss expenses on goodwill and intangible assets	731,307	—
Share-based compensation expenses	387,618	277,345
Deferred income benefits	—	(222,206)
Changes in operating assets and liabilities:
Accounts receivable	41,436	42,499
Other receivables, net	(786,436)	(300,493)
Due from/to related party	5,204	—
Prepaid expenses and other current assets	99,994	(17,488)
Other payables and other current liabilities	390,485	(20,505)
Operating lease liabilities	(438,351)	(366,205)
Cash used in operating activities-continuing operations	(2,489,676)	(3,455,918)
Cash provided by operating activities-discontinued operations	2,487,601	3,698,138
Net cash (used in) provided by operating activities	(2,075)	242,220

Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(350,137)
Purchase of property, plant, and equipment	—	(365,000)
Loans made to third parties	(3,445,150)	(6,331,428)
Loans repayment received from third parties	2,103,334	915,633
Cash used in investing activities-continuing operations	(1,341,816)	(6,130,932)
Net cash used in investing activities	(1,341,816)	(6,130,932)

Cash flows from financing activities:
Proceeds from follow-on public offering in May, net of expenses	—	7,309,120
Proceeds from follow-on public offering in July, net of expenses	—	1,093,556
Cash paid for warrant termination	—	(78,125)
Proceeds from issuance of common stock under private placement transactions	—	600,000
Repayments of short-term borrowings	—	(50,000)
Proceeds from premium finance	196,300	252,718
Repayments of premium finance	(234,111)	(280,878)
Repayments of long-term borrowings	(36,043)	(33,016)
Repayments made to a related party	—	(13,423)
Cash provided by financing activities-continuing operations	(73,854)	8,799,952
Cash used in financing activities-discontinued operations	—	(1,693,276)
Net cash (used in) provided by financing activities	(73,854)	7,106,676

Net increase in cash	(1,417,745)	1,217,964
Cash, beginning of year	1,650,962	432,998
Cash, end of year	233,217	1,650,962
Less cash and cash equivalents of discontinued operations	—	—
Cash of continuing operations	$233,217	$1,650,962

Supplemental cash flow information
Cash paid for income taxes	$2,155	$2,000
Cash paid for interests	$33,198	$62,474

Noncash financing and investing activities:
Fair value of common stock issued for acquisition	$—	$1,700,000

The accompanying notes are an integral part of these consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Cheetah Net Supply Chain Service Inc. (“Cheetah Net” or the “Company”), formerly known as Yuan Qiu Business Group LLC, was established under the laws of the State of North Carolina on August 9, 2016 as a limited liability company (“LLC”). On March 1, 2022, the Company filed articles of incorporation including articles of conversion with the Secretary of State of the State of North Carolina to convert from an LLC to a corporation, and changed its name to Cheetah Net Supply Chain Service Inc. The Company holds 100% of the equity interests in the following entities:

●	(i) Allen-Boy International LLC (“Allen-Boy”), an LLC organized on August 31, 2016 under the laws of the State of Delaware, which was acquired by Cheetah Net from Yingchang Yuan, the previous owner of Allen-Boy who beneficially owns 1,200,000 shares of Class A common stock of Cheetah Net, for a total consideration of $100 on January 1, 2017. Allen-Boy did not have any business activities until acquired by Cheetah Net. Allen-Boy previously engaged in the parallel-import vehicle dealership business, which the Company discontinued in March 2025. As of the date of this annual report, Allen-Boy is not engaged in any business operations.
●	(ii) Pacific Consulting LLC (“Pacific”), an LLC organized on January 17, 2019 under the laws of the State of New York, which was acquired by Cheetah Net from Yingchang Yuan, the previous owner of Pacific who beneficially owns 1,200,000 shares of Class A common stock of Cheetah Net, for a total consideration of $100 on February 15, 2019. Pacific did not have any business activities until acquired by Cheetah Net. Pacific previously engaged in the parallel-import vehicle dealership business, which the Company discontinued in March 2025. The Company dissolved Pacific on June 24, 2025.
●	(iii) Entour Solutions LLC (“Entour”), an LLC organized on April 8, 2021 under the laws of the State of New York, which was acquired by Cheetah Net from Daihan Ding, the previous owner of Entour, for a total consideration of $100 on April 9, 2021. Entour did not have any business activities until acquired by Cheetah Net. Entour previously engaged in the parallel-import vehicle dealership business, which the Company discontinued in March 2025. As of the date of this annual report, Entour is not engaged in any business operations.
●	(iv) Cheetah Net Logistics LLC (“Logistics”), an LLC organized on October 12, 2022 under the laws of the State of New York, whose previous sole member and owner, Hanzhang Li, the previous owner of Logistics, for a total consideration of $100, assigned all his membership interests in Logistics to Cheetah Net on October 19, 2022. Logistics previously engaged in the parallel-import vehicle dealership business, which the Company discontinued in March 2025. The Company dissolved Logistics on June 24, 2025.
●	(v) Edward Transit Express Group Inc. (“Edward”), a corporation incorporated on July 14, 2010 under the laws of the State of California, whose previous sole shareholder and owner, Juguang Zhang, transferred all his right, title, and interest in and to all of the issued and outstanding equity interests of Edward to Cheetah Net for a total consideration of $1,500,000, consisting of a $300,000 cash payment and Cheetah Net’s Class A common stock initially valued at $1.2 million through a stock purchase agreement dated January 24, 2024, as amended. The fair value of stock consideration was determined to be $900,000. (See NOTE 8.) Currently, Edward is engaged in logistics and warehousing services.
●	(vi) TW & EW Services Inc. (“TWEW”), a corporation incorporated on February 27, 2020 under the laws of the State of California, whose previous shareholders and owners transferred all their rights, titles, and interests in and to all of the issued and outstanding equity interests of TWEW to Cheetah Net for a total consideration of $1.0 million, consisting of a $200,000 cash payment and Class A common stock valued at $800,000 through a stock purchase agreement dated November 27, 2024. The TWEW acquisition was closed on December 19, 2024. Currently, TWEW is engaged in logistics and labor services to strengthen the Company’s position in the logistics sector.
●	(vii) NexTrade International LLC (“NexTrade”), a limited liability company organized on September 13, 2024 under the laws of the State of Delaware. NexTrade holds 100% of the ownership interests in Naiside (Shenzhen) International Trading Co., Ltd., a limited liability company organized on December 3, 2024 under the laws of the PRC. On December 19, 2024, the Company entered into a membership interest purchase agreement with Pingzheng Li, the then 100% owner of NexTrade, pursuant to which the Company purchased the 100% membership interests in NexTrade for the consideration of $1. The transaction closed on the same day. As of the date of this annual report, NexTrade is not engaged in any business operations.
●	(viii) Cheetah Net Supply Chain Service Ltd (“Cheetah BVI”), a corporation incorporated on March 28, 2025 under the laws of the British Virgin Islands. As of the date of this report, Cheetah BVI is not engaged in any business operations.

On September 30, 2024, the Company’s stockholders approved its fourth amended and restated articles of incorporation, which authorizes a reverse stock split of the issued shares of its common stock, par value $0.0001 per share, at a ratio ranging from 1-for-10 to 1-for-30, as determined at the discretion of the Company’s board of directors. On October 7, 2024, the Company’s board of directors approved a reverse stock split of the Company’s common stock at a ratio of 1-for-16. On October 21, 2024, the Company effectuated a reverse stock split of its common stock at a ratio of 1-for-16. Following such reverse split, each 16 shares of the Company’s common stock outstanding were automatically combined into one new share of common stock. No fractional shares were issued in connection with the reverse split; any fractional shares resulting from the reverse split were rounded up to the nearest whole share. The par value per share of the Company’s common stock remained unchanged. The Company’s Class A common stock started trading on a post-split basis on October 24, 2024, at which time the Class A common stock was assigned a new CUSIP number (16307X202). All share information included in this annual report on Form 10-K has been retrospectively adjusted to reflect the Reverse Stock Split as if it had occurred as of the earliest period presented.

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

The Company’s subsidiary, TWEW, specializes in general labor support services and logistics coordination, providing workforce solutions and operational efficiency tools tailored to the logistics and labor sectors. TWEW’s expertise in labor management and logistical support enables the Company to streamline operations, expand service offering, and enhance market position. The Company is undergoing a business transformation of its business model. The Company has shifted its business focus from parallel-import vehicle sales to logistics and warehousing services. Management continues to focus on improving operational efficiencies and expanding its market presence of the two acquired businesses. The transformation of the Company’s business model could have a material and adverse effect on the Company’s business, financial condition, and results of operations. The business shift may take longer time than expected to generate ideal profits depending on factors from the business environment and operation management and market expansion.

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

Use of estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, allowance credit losses of accounts receivables and loan receivable from third parties, the revenue recognition, impairment of long-lived assets, and the realization of deferred tax assets. Actual results could differ from those estimates.

Going Concern Consideration

The Company’s consolidated financial statements are prepared assuming that the Company will continue as a going concern.

The Company reported a net operating loss of approximately $3.6 million for the year ended December 31, 2025, and net cash used in operating activities of $2,075. As the Company has been transitioning to the logistics and warehousing service business, the Company may continue to incur operating losses and generate negative cash flow. These factors raise doubts about the Company’s ability to continue as a going concern.

For the year ended December 31, 2025, net cash used in operating activities was $2,075, including $2.5 million net cash provided by operating activities from the discontinued operation, partially offset by negative cash flows of $2.5 million from the Company’s logistics and warehousing services.

As of December 31, 2025, the Company had cash and cash equivalents of approximately $0.2 million and a working capital balance of $7.7 million. In addition, the Company had loan receivable from third parties of approximately $7.4 million, which can be sufficient for the Company to support its ongoing business operations and meet the obligations in the future.

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements – Going Concern. This evaluation considered the Company’s current financial condition, expected cash flows, obligations due within the next 12 months, and available sources of liquidity.

While management understands that the ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its new business strategy and eventually attain profitable operations, management has concluded that there are no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these consolidated financial statements. Accordingly, the Company’s consolidated financial statements as of December 31, 2025 have been prepared on a going concern basis.

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

Risks and uncertainties related to the Company’s business include, but are not limited to, the following:

●	The business shift from parallel-import vehicle sales to logistics and warehousing services may depend on factors from the business environment to operation management and market expansion;
●	The government policies on ocean freight business and tariff policy may reduce the market demand for the freight, logistics, and warehousing business, and thus negatively affect the Company’s business and growth prospects;
●	The Company’s logistic and warehousing business depends highly on the limited customers and third-party transportation and labor providers;
●	Any adverse change in political relations between the PRC and the U.S., including the ongoing trade conflicts between the U.S. and the PRC, may negatively affect its business; and
●	The competition of logistics and warehousing industry dependent on factors such as service quality, speed reliability, and pricing may limit the Company’s expanding non-vehicle logistics warehousing revenue, and its success in these areas will depend on its ability to develop and scale an effective salesforce to market these services to international trading companies in the U.S. and the PRC.

The Company’s business, financial condition, and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics, and other catastrophic incidents, which could significantly disrupt the Company’s operations.

Cash and cash equivalents

Cash and cash equivalents consist of cash in bank and interest-bearing certificates of deposit with an initial term of three months when purchased. As of December 31, 2025 and 2024, all cash and cash equivalents were related to continuing operations.

	December 31,	December 31,
	2025	2024

Cash held in Current Accounts	$233,217	$627,924
Certificate of Deposit	—	1,023,038
Total cash and cash equivalents shown in the statements of cash flows	$233,217	$1,650,962

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

As of December 31, 2025 and 2024, no allowance for credit losses on accounts receivable from continuing operations was recorded. (See NOTE 5 – Discontinued Operations for further details.)

Loan receivable

The Company’s loan receivable, which consist of loans to third parties, are recognized at the point of loan disbursement, initially measured at fair value, primarily reflecting the disbursed amount and associated transaction costs. Both secured and unsecured lending are encompassed in these receivables, with terms including varying interest rates and maturity dates. Subsequently, these receivables are measured at amortized cost using the effective interest method, which ensures the accurate recognition of interest income over the loan period. The interest rates for these loans may be subject to change based on the terms of loan agreements. Periodic reviews of the loan portfolio are conducted to assess for impairment, utilizing the expected credit loss model. This approach considers historical credit loss experience, current conditions, and reasonable forecasts in estimating potential credit losses. As of the end of the reporting periods, no impairment allowance was recorded for the loan receivables.

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

The Company recognized impairment loss to intangible assets of $162,775 and nil for the years ended December 31, 2025 and 2024, respectively. See NOTE 8—Intangible Asset and Goodwill.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, loan receivable, loans payable, and other payables and other current liabilities, approximated the fair value of the respective assets and liabilities as of December 31, 2025 and 2024 based upon the short-term nature of the assets and liabilities.

The Company applied level 3 to obtain the fair value of intangible assets and goodwill. See NOTE 8 — Intangible Asset and Goodwill.

The Company believes that the carrying amount of long-term loans approximated fair value as of December 31, 2025 and 2024 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The ROU asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All ROU assets are reviewed for impairment annually. There was no impairment for ROU lease assets as of December 31, 2025 and 2024.

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

For the years ended December 31, 2025 and 2024, the Company recorded an impairment loss to the goodwill of $568,532 and nil, respectively. See NOTE 8—Intangible Asset and Goodwill.

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

For the years ended December 31, 2025 and 2024, the Company did not record any impairment on tangible assets, ROU assets other than intangible assets and goodwill.

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

In 2024, the Company generated revenue from the parallel-import vehicle dealership and logistics and warehousing services. Revenue from the parallel-import vehicle dealership business is generated from the sales of parallel-import vehicles to both domestic and overseas parallel-import vehicle dealers. It purchases automobiles from the U.S. market through its team of professional purchasing agents, and mainly resells them to parallel-import vehicle dealers in the U.S. and the PRC. In accordance with ASC 606, the Company recognizes revenue at the point in time when the performance obligation has been satisfied and control of the vehicles has been transferred to the dealers. For sales to U.S. domestic parallel-import car dealers, revenue is recognized when a vehicle is delivered, and its title has been transferred to the dealers. For overseas sales, the Company sells vehicles under Cost and Freight shipping point terms, and revenue is recognized when a vehicle is loaded on a cargo ship and its title has been transferred to the dealers. The Company accounts for the revenue generated from sales of vehicles on a gross basis as the Company is acting as a principal in these transactions, is subject to inventory risk, has latitude in establishing prices, and is responsible for fulfilling the promise to provide customers the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. All of the Company’s contracts have one single performance obligation as the promise is to transfer the individual vehicle to parallel-import vehicle dealers, and there is no separately identifiable other promise in the contracts. The Company’s vehicles are sold with no right of return and the Company does not provide other credits or sales incentives to parallel-import car dealers. Historically, no customer returns have occurred. Therefore, the Company did not provide any sales return allowances for the years ended December 31, 2025 and 2024.

In 2025, the Company generates revenues from freight forwarding services provided by Edward and general labor and logistics provided by TWEW to corporate and retail clients, including transportation, cargo warehousing, freight forwarding, labor service, and cargo loading and unloading. Revenue for freight forwarding services, both export and import, is recognized when the services are provided. The Company’s role as the principal in these services involves managing the process up to the point where control is transferred based on contractual terms, allowing revenue recognition on a gross basis throughout the transit period. For warehousing services, revenue is primarily derived from storage fees, which are recognized based on the actual number of days the goods are stored in the warehouse while awaiting further transportation. Across all operations, the Company maintains a principal position, controlling the goods and services, bearing inventory and pricing risks, and fulfilling performance obligations directly. Each contract is typically structured with a single performance obligation without allowances for returns or sales incentives. There were no provisions for sales return allowances based on historical experiences of no returns.

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

	For the Years Ended
	December 31,
	2025	2024
U.S. domestic market	$1,215,085	$323,313
Overseas market	73,451	132,492
Total revenue	$1,288,536	$455,805

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

General and Administration Expenses

The Company’s general and administrative expenses primarily include employee salaries and benefits, depreciation, office lease expenses, travelling and entertainment expenses, legal and consulting fees, insurance and other miscellaneous administrative expenses. For the years ended December 31, 2025 and 2024, general and administration expenses for the continuing operations were $3,627,426 and $3,641,713, respectively.

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

The Company assesses deferred tax assets to determine whether they are realizable. As of December 31, 2025, the Company recorded a full valuation allowance against deferred tax assets, as it has generated a three-year cumulative pretax book loss and is forecasting a loss for 2026. Based on this evidence, realization of deferred tax assets is not considered more-likely-than-not at this time.

The Company records uncertain tax positions in accordance with ASC 740, using a two-step process to determine whether tax positions will be sustained. The Company has concluded that there are no uncertain tax positions requiring recognition as of December 31, 2025 and 2024.

The Company is not subject to the Section 163(j) interest expense limitation, as it qualifies for an exception due to floor plan financing indebtedness.

The Company monitors tax law changes and has determined that no recent changes materially impact the financial statements.

The Company and its U.S. operating subsidiaries are subject to U.S. federal and state income tax laws. Prior to the corporate conversion in 2022, the Company was organized as a limited liability company (“LLC”) and elected to be treated as a corporation for U.S. federal income tax purposes from the tax year ended December 31, 2020.

As of December 31, 2025, the Company’s consolidated U.S. federal income tax returns for the tax years ended December 31, 2021 through December 31, 2024 remained open to examination by the Internal Revenue Service and applicable state tax authorities.

(Loss) Earnings per share

The Company computes (loss) earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the years ended December 31, 2025 and 2024, there were no dilutive shares outstanding, as presented in the tables below:

	December 31, 2025
	Loss	Share	Per share amount
Basic and diluted EPS
(Loss) from continuing operations per ordinary share	$(3,649,703)	3,263,456	$(1.12)
(Loss) from discontinued operations per ordinary share	—	3,263,456	—
(Loss) from operations per ordinary share	$(3,649,703)		$(1.12)

	December 31, 2024
	Loss	Share	Per share amount
Basic and diluted EPS
(Loss) from continuing operations per ordinary share	$(3,232,194)	1,955,214	$(1.65)
(Loss) from discontinued operations per ordinary share	(1,956,658)	1,955,214	(1.00)
(Loss) from operations per ordinary share	$(5,188,852)		$(2.65)

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

Segment reporting

The Company uses the management approach in determining reportable operating segments. The management approach considers the internal reporting used by the Company’s chief operating decision maker for making operating decisions about the allocation of resources of the segment and the assessment of its performance in determining the Company’s reportable operating segments. The Company reported two operating segments: the parallel-import vehicle business and logistics and warehousing services in 2024. Following the discontinuation of the parallel-import vehicles business, during the year ended December 31, 2025, the Company reported a single reportable segment on logistics and warehousing services. Significant segment expenses reviewed by management include cost of revenues, general and administrative expenses, impairment loss expenses, and share-based compensation expenses.

Recent accounting pronouncements

In October 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements—codification amendments in response to SEC’s disclosure Update and Simplification initiative which amend the disclosure or presentation requirements of codification subtopic 230-10 Statement of Cash Flows—Overall, 250-10 Accounting Changes and Error Corrections—Overall, 260-10 Earnings Per Share—Overall, 270-10 Interim Reporting—Overall, 440-10 Commitments—Overall, 470-10 Debt—Overall, 505-10 Equity—Overall, 815-10 Derivatives and Hedging—Overall, 860-30 Transfers and Servicing—Secured Borrowing and Collateral, 932-235 Extractive Activities—Oil and Gas—Notes to Financial Statements, 946-20 Financial Services—Investment Companies—Investment Company Activities, and 974-10 Real Estate—Real Estate Investment Trusts—Overall. The amendments represent changes to clarify or improve disclosure and presentation requirements of above subtopics. Many of the amendments allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the SEC’s requirements. Also, the amendments align the requirements in the Codification with the SEC’s regulations. For entities subject to existing SEC disclosure requirements or those that must provide financial statements to the SEC for securities purposes without contractual transfer restrictions, the effective date aligns with the date when the SEC removes the related disclosure from Regulation S-X or Regulation S-K. Early adoption is not allowed. For all other entities, the amendments will be effective two years later from the date of the SEC’s removal.

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, establishes incremental disaggregation of income tax disclosures pertaining to the effective tax rate reconciliation and income taxes paid. This standard is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. The Company adopted ASU 2023-09 beginning January 1, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 — LOAN RECEIVABLE

The Company had loans to generate interest income with third parties. As of December 31, 2025 and December 31, 2024, a breakdown of loan receivable was as follows:

	December 31,	December 31,
	2025	2024
Hongkong Sanyou Petroleum Co Limited (1)	$3,846,666	$5,000,000
Asia Finance Investment Limited (2)	3,583,445	1,088,295
Total loan receivable	$7,430,111	$6,088,295
(1)	On June 20, 2024, the Company entered into a one- year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $1,000,000, bearing an annual interest rate of 12.0%, and is set to mature in 12 months. As of August 21, 2025, $1,000,000 principal and $119,666 interest had been fully collected.

On July 23, 2024, the Company entered an additional unsecured short-term loan of $1,500,000 to Hongkong Sanyou Petroleum Co Limited under the same terms. Upon the original maturity date, $0 had been collected, with $182,500 interest accrued. On July 23, 2025, the Company and the borrower executed an extension agreement to renew the loan for an additional one-year term, effective upon the original maturity date. Under the renewed agreement, the outstanding balance became payable on demand and continues to bear interest at the reduced annual rate of 8%. The accrued and unpaid interest receivable under the original loan agreement was excluded from the renewed principal balance. As of the date of this annual report, $1,500,000 principal and $220,992 interest had been fully collected.

On October 2, 2024 and October 28, 2024, the Company entered into two one-year unsecured short-term loan agreements with Hongkong Sanyou Petroleum Co Limited, for the principal amount of the loan $1,000,000 and $1,000,000, respectively, bearing an annual interest rate of 12.0% and set to mature in 12 months. Upon the original maturity of these loans, the Company and the borrower executed loan extension agreements to renew both loans for an additional one-year term, effective as of October 2, 2025 and October 28, 2025, respectively. Under the renewed agreements, the outstanding principal balances of $1,000,000 each continue to accrue interest at a reduced annual rate of 8%, and will mature on October 1, 2026 and October 27, 2026, respectively. The accrued and unpaid interest receivable under the original loan agreements were excluded from the renewed principal amounts. As of the date of this report, the loan dated October 2, 2024, $1,000,000 principal and $141,667 interest had been fully collected. With respect to the loan dated October 28, 2024, the Company has received partial repayments of $488,675 in principal, with remaining principal of $511,325 and interest of $135,889 to be collected subsequently.

On November 20, 2024, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $500,000. This loan carries an annual interest rate of 12.0% and is set to mature in 12 months. On November 20, 2025, the Company and the borrower executed an extension agreement to renew the loan for an additional one-year term, effective upon the original maturity date. Under the renewed agreement, the outstanding balance became payable on demand and continues to bear interest at the reduced annual rate of 8%. The accrued and unpaid interest receivable under the original loan agreement was excluded from the renewed principal balance. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $500,000 and interest of $65,389 to be collected subsequently.

On March 17, 2025, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $950,000. This loan carries an annual interest rate of 12.0% and is set to mature in

12 months. Upon the loan’s original maturity on March 16, 2025, the Company and the borrower executed a loan extension agreement to renew the loan for an additional one-year term, effective as of March 17, 2026. Under the renewed agreement, the outstanding principal balance of $950,000 continues to accrue interest at a reduced annual rate of 5%, and will mature on March 16, 2027. The accrued and unpaid interest receivable under the original loan agreement was excluded from the renewed principal amount. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $950,000 and interest of $91,517 to be collected subsequently.

(2)	On August 16, 2024, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $649,250. After mutual debt adjustments, the adjusted principal balance of this loan is $558,295. This loan accrues interest at a monthly rate of 1.0%, with a single lump-sum repayment due 12 months from the disbursement date. The agreement includes a mutual debt adjustment provision, where the balance after offsetting mutual debts is applied to reduce interest charges. Any overdue payments under this agreement bear an annual interest rate of 18%. Upon the loan’s original maturity on August 15, 2025, the Company and the borrower executed a loan extension agreement to renew the loan for an additional one - year term, effective as of August 16, 2025. Under the renewed agreement, the outstanding principal balance of $558,295 continues to accrue interest at a reduced annual rate of 8%, and will mature on August 15, 2026. The accrued and unpaid interest receivable under the original loan agreement was excluded from the renewed principal amount. As of the date of this annual report, $558,295 principal and $84,923 interest had been fully collected.

On October 24, 2024, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $530,000. This loan accrues interest at a monthly rate of 1.0%, with a single lump-sum repayment due 12 months from the disbursement date. Upon the loan’s original maturity on October 23, 2025, the Company and the borrower executed a loan extension agreement to renew the loan for an additional one-year term, effective as of October 24, 2025. Under the renewed agreement, the outstanding principal balance of $530,000 continues to accrue interest at a reduced annual rate of 8%, and will mature on October 23, 2026. The accrued and unpaid interest receivable under the original loan agreement was excluded from the renewed principal amount. As of the date of this report, $530,000 principal and $72,492 interest had been fully collected.

On January 7, 2025, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $100,000. This loan accrues interest at a monthly rate of 1.0%, with a single lump-sum repayment due 12 months from the disbursement date. On January 29, 2025, the Company extended an additional unsecured short-term loan of $300,000 to Asia Finance Investment Limited under the same terms. As of the date of this report, the loan dated January 7, 2025, $100,000 principal and $11,900 interest had been fully collected. With respect to the loan dated January 29, 2025, $300,000 principal and $33,600 interest had been fully collected.

On March 18, 2025, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $825,400. This loan accrues interest at a monthly rate of 1.0%, with a single lump-sum repayment due 12 months from the disbursement date. On March 19, 2025, the Company extended an additional unsecured short-term loan of $900,000 to Asia Finance Investment Limited under the same terms. Upon the original maturity of these loans, the Company and the borrower executed loan extension agreements to renew both loans for an additional one-year term, effective as of March 18, 2026 and March 19, 2026, respectively. Under the renewed agreements, the outstanding principal balances of $825,400 and $900,000, respectively, continue to accrue interest at a reduced annual rate of 5%, and will mature on March 17, 2027 and March 18, 2027, respectively. The accrued and unpaid interest receivable under the original loan agreements were excluded from the renewed principal amounts. As of the date of this report, the loan dated March 18, 2025, $635,878 principal had been partially collected, with remaining principal of $189,522 and interest of $79,238 to be collected subsequently. With respect to the loan dated March 19, 2025, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $900,000 and interest of $86,100 to be collected subsequently.

On June 13, 2025, the Company entered into a one - year unsecured short - term loan agreement with Asia Finance Investment Limited for a principal amount of $169,750. This loan accrues interest at an annual rate of 8.0%, with a single lump - sum repayment due 12 months from the disbursement date. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $169,750 and interest of $7,582 to be collected subsequently.

On June 26, 2025, the Company entered into a one - year unsecured short - term loan agreement with Asia Finance Investment Limited for a principal amount of $200,000. This loan accrues interest at an annual rate of 8.0%, with a single lump - sum repayment due 12 months from the disbursement date. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $200,000 and interest of $8,356 to be collected subsequently.

During the years ended December 31, 2025 and 2024, the Company evaluated the need for credit loss for loan receivable in accordance with the CECL model. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions.

During the years ended December 31, 2025 and 2024, the Company recorded interest income of $924,224 and $320,472, respectively.

As of March 20, 2026, the Company was subsequently repaid loan receivables of $4,009,514 and there was no credit loss recorded for the years ended December 31, 2025 and 2024.

NOTE 4 — OTHER RECEIVABLES

Other receivables consisted of the following:

	December 31, 2025	December 31, 2024
Rent Deposit	$102,241	$112,751
Interest Receivable(1)	1,039,644	245,655
Others	15,245	12,290
Total Other Receivables	$1,157,130	$370,696
(1)

Interest receivable primarily relates to accrued interest from loan agreements disclosed in NOTE 3- Loan Receivable. For further details on the loan arrangements generating these interest receivables, refer to NOTE 3 – Loan Receivable.

As of the date of this annual report, the Company was repaid subsequently interest receivables of $565,574 and there was no credit loss recorded for the years ended December 31, 2025 and 2024.

NOTE 5 — DISCONTINUED OPERATIONS

1) Loss from discontinued operations for the year ended December 31, 2024 was as follows:

For the Year Ended December 31,
2024
Revenue	$1,631,248

Cost of Revenue	1,656,068

Gross (loss) profit	(24,820)

Operating expenses
Selling, General and administrative expenses	1,843,050
Total operating expenses	1,843,050

(Loss) from discontinued operations	(1,867,870)

Other income (expenses)
Interest expenses	(88,788)
Other (expenses), net	(88,788)

Income (loss) from discontinued operations before income taxes	(1,956,658)

Income tax provision	—

Income (loss) from discontinued operations	$(1,956,658)

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

For the year ended December 31, 2024, revenue from discontinued operations was $1.6 million.

Selling, general, and administrative expenses related to discontinued operations were operational expenses associated with sourcing, purchasing, and shipping vehicles, leading to improved financial performance in future periods.

Interest expenses of discontinued operations of $88,788 for the year ended December 31, 2024 was related to loan of inventory financing, loan of letter of credit financing, loan of dealer financing and revolving credit line of financing, all of which are classified under current liabilities of discontinued operations. Further details on these financing arrangements are provided in “3) Current liabilities of discontinued operations.” The loans related were all paid off as of December 31, 2024.

2) Results of Discontinued Operations and Assets and Liabilities of Discontinued Operations

The major components of assets and liabilities related to discontinued operations are summarized below:

December 31,
2024
ASSETS
CURRENT ASSETS:
Accounts receivable, net*	$2,540,501
Inventory	—
Other receivables**	—
TOTAL CURRENT ASSETS OF DISCONTINUED OPERATIONS	2,540,501

TOTAL ASSETS OF DISCONTINUED OPERATIONS	$2,540,501

LIABILITIES
CURRENT LIABILITIES:
Loans payable from letter of credit financing***	—
Loans payable from Line of credit***	—
Accrued expense and other liabilities	52,900
TOTAL CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	52,900

TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$52,900

* Accounts Receivable, net

Accounts receivable consisted of the following:

December 31,
2024
Accounts receivable
Parallel-import Vehicles	$4,130,047
Less: allowance of credit loss	(1,589,546)
Total accounts receivable, net	$2,540,501

The Company’s parallel-import vehicle business was negatively impacted by deteriorating macroeconomic conditions since the second half of 2022. Several aged accounts receivable were concentrated among four long-term customers, who were in the process of business recovery. These receivables were partially backed by third-party guarantees, providing some assurance of collection. During the year ended December 31, 2024, the Company collected approximately $4.0 million related to accounts receivable generated in prior periods and earlier in the year. As of December 31, 2024, the Company had gross accounts receivable of approximately $4.1 million.

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

3)	Cash Flows from discontinued operations

	For the Year Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(3,649,703)	$(5,188,852)
Less: Loss from discontinued operations, net of tax	—	(1,978,603)
Loss from continuing operations	(3,649,703)	(3,210,249)
Cash used in operations-continuing operations	(2,489,676)	(3,455,918)
Cash provided by operations-discontinued operations	2,487,601	3,698,138
Net cash provided by operating activities	(2,075)	242,220

Cash flows from investing activities:
Cash used in investing activities-continuing operations	(1,341,816)	(6,130,932)
Net cash used in investing activities	(1,341,816)	(6,130,932)

Cash flows from financing activities:
Cash provided by financing activities-continuing operations	(73,854)	8,799,952
Cash used in financing activities-discontinued operations	—	(1,693,276)
Net cash used in discontinued financing activities	$(73,854)	$7,106,676

NOTE 6 — PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	Estimated Useful Life
	in Years	December 31, 2025	December 31, 2024
Motor Vehicles	10	$365,000	$365,000
Leasehold improvements*	3-6	60,795	60,795
Subtotal		425,795	425,795
Less accumulated depreciation		(66,927)	(27,400)
Property, plant, and equipment, net		$358,868	$398,395

During the years ended December 31, 2025 and 2024, the Company recorded deprecation of $39,528 and $27,400, respectively.

There was no impairment loss during the years ended December 31, 2025 and 2024.

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

On July 19, 2024, the Company entered into a non-cancellable operating lease with an independent third party, Zina Development, LLC, for office space in Irvine, California, comprising approximately 15,000 square feet. The lease term commenced on July 23, 2024, and expires on July 31, 2027. The lease is guaranteed by West Buy Media Inc., a North Carolina Corporation 100% owned by the Company’s chief executive officer, Huan Liu, ensuring the Company’s full payment and performance of all obligations under the lease. Monthly base rent payments under this lease range from $42,000 to $45,000, with scheduled increases over the lease term. The office space is designated for general business operations. In accordance with ASC 842, the Company has recognized a ROU asset and a lease liability on its balance sheet related to this operating lease.

On April 28, 2023, the Company entered a First Amendment to Lease Agreement (the “Amended Lease”) with one of its landlords, which amended a previous lease agreement between the two parties, whereby the Company leases office space from the landlord with an initial lease term from December 1, 2020 to December 31, 2023. Pursuant to the Amended Lease, the initial lease term was extended for a period commencing January 1, 2024 and expiring February 28, 2027, unless sooner terminated as provided in the Amended Lease. In January, 2025, the Company sent two letters to the lessor requesting to terminate the Amended Lease, as the Company had vacated the property. Subsequent to the foregoing, the Company reviewed the landlord’s internal tenant management system and confirmed that the Company had been removed as an active tenant from the landlord’s system in December 2025, and all the outstanding invoices from February to December 2025 had also been reversed. As a result, the Company’s prior vacating of the premises, and its repeated requests to terminate the Amended Lease, the Company believes that the Amended Lease has been effectively terminated. During the year ended December 31, 2025, the Company recorded a gain of $7,853 for the termination of lease.

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

The Company entered into a lease arrangement beginning January 1, 2024. The lease initially ran month-to-month through August 31, 2024 and continued on a month-to-month basis thereafter. Both operating lease expenses and short-term lease expenses are recognized in general and administrative expenses. The components of lease expenses for the years ended December 31, 2025 and 2024 were as follows:

	For the Years Ended
	December 31,
	2025	2024

Leases expenses
Operating lease expenses	$639,416	$429,065
Short-term lease expenses	107,400	116,375
Total leases expenses	$746,816	$545,440

	December 31, 2025	December 31, 2024
Right-of-use assets	$1,165,517	$1,836,521

Operating lease liabilities – current	$594,407	$438,351
Operating lease liabilities – non-current	584,606	1,268,501
Total operating lease liabilities	$1,179,013	$1,706,852

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	1.97	2.87
Weighted average discount rate *	4.8%	13.9%

*The Company used weighted average incremental borrowing rate of 4.8% per annum for its lease contracts based on the Company’s current borrowings from various financial institutions.

During the years ended December 31, 2025 and 2024, the Company incurred total operating lease expenses of $639,416 and $429,065, respectively. The total lease expenses were $746,816 and $545,440 for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, future maturities of lease liabilities were as follows:

Fiscal Years	Amount
2026	$711,039
2027	503,256
2028	126,976
Total lease payments	1,341,271
Less: imputed interest	(162,258)
Present value of lease liabilities	$1,179,013

NOTE 8 — Intangible Asset and Goodwill

1)	Acquisition of Edward

On January 24, 2024, Cheetah Net entered into a Stock Purchase Agreement to acquire 100% of the equity interests in Edward. The transaction closed on February 2, 2024. The gross purchase price was $1.5 million. Consideration paid consisted of $0.3 million of cash and the issuance of 79,521 shares of the Company’s Class A common stock with a fair value of $1.2 million. In accordance with ASC 805, Business Combinations (“ASC 805”), it was determined that the fair value of the stock consideration was $0.9 million at the time of the transaction, reflecting a comprehensive evaluation of the stock’s market conditions and liquidity impacted by lock-up period restrictions.

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

	As of June, 2024	As of March 31, 2024	Change
	Finalized value	Preliminary value	Amount
Acquired assets acquired and (liabilities):
Cash	$79,883	$79,883	$—
Accounts Receivable	47,354	47,354	—
Other Current Assets	42,685	42,685	—
Right-of-use Lease Asset	645,625	645,625	—
Fixed Assets	60,795	60,795	—
Developed Technology	120,000	120,000	—
Customer Relationships	360,000	360,000	—
Trade Names	36,000	36,000	—
Goodwill	568,532	437,382	131,150
Other Noncurrent Assets	27,000	27,000	—
Accounts Payable	(34,686)	(34,686)	—
Accrued Expenses Payable	(20,933)	(20,933)	—
Deferred Tax Liability	(131,150)	—	(131,150)
Operating Lease Liability, Current	(94,548)	(94,548)	—
Operating Lease Liability, Long Term	(506,557)	(506,557)	—
Total Purchase Consideration	$1,200,000	$1,200,000	$—

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

Acquired assets acquired and (liabilities):
Cash	$69,980
Accounts Receivable	43,120
Other Current Assets	1,210
Customer Relationships	600,000
Goodwill	475,861
Deferred Tax Liability	(140,171)
Short term loans payable	(50,000)
Total Purchase Consideration	$1,000,000

The fair value of the accounts receivable, other current assets, and short-term loans payable assumed approximates their gross contractual amounts. The customer relationship intangibles of $600,000 were valued by discounting estimated after-tax earnings over their remaining useful lives using the multi-period excess earnings method, that are representative of those a market participant would use in estimating fair value. The Company recorded amortization of intangible assets with finite lives are computed using the straight-line method over the estimated useful lives as below:

Intangible Assets	Estimated Useful Lives (month)
Edward-Developed Technology	84
Edward-Customer Relationships	144
Edward-Trade Names	84
TWEW-Customer Relationships	120

During the years ended December 31, 2025 and 2024, the Company incurred accumulated amortization expenses of $107,726 and $52,928, respectively.

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

	As of December 31, 2025		As of December 31, 2025
Intangible Assets	Preliminary value	Impairment loss	Finalized Value
Edward-Customer Relationships	$310,000	$(135,346)	$174,654
Edward-Trade Names	27,429	(27,429)	—
Edward-Goodwill	568,532	(568,532)	—

Total future amortization expenses for finite-lived intangible assets were estimated as follows:

2026	94,045
2027	94,045
2028	94,045
2029	94,045
Thereafter	416,391
Total	$792,571

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

Premium finance consisted of the following:

	December 31,	December 31,
	2025	2024

Premium finance	$82,650	$120,461

Interest expenses incurred related to the Premium Finance Agreement were $5,915 and $5,792 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the balance of premium finance was $82,650 and $120,461, respectively.

NOTE 10 — LONG-TERM BORROWINGS

Long-term borrowings consisted of the following:

	December 31,	December 31,
	2025	2024
Small Business Administration(1)	$456,063	$468,542
Thread Capital Inc.(2)	152,492	176,055
Total long-term borrowings	$608,555	$644,597

Current portion of long-term borrowings	$35,902	$34,577

Non-current portion of long-term borrowings	$572,653	$610,020
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

The future maturities of the SBA loan as of December 31, 2025 were as follows:

Fiscal Years	Future repayment
2026	$11,474
2027	11,942
2028	12,429
2029	12,937
Thereafter	407,281
Total	$456,063
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

The future maturities of the loan from Thread Capital as of December 31, 2025 were as follows:

Fiscal Years	Future repayment
2026	$24,881
2027	26,285
2028	27,768
2029	29,334
Thereafter	44,224
Total	$152,492

For the above-mentioned long-term borrowings, the Company recorded interest expenses of $26,436 and $29,462 for the years ended December 31, 2025 and 2024, respectively.

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

On September 30, 2025, the compensation committee of the Company’s board of directors approved the grant of 43,750 shares of Class A common stock (the “Award”) to Mr. Jianhui Li, strategic consultant of the Company. The Award vested immediately upon grant.

On September 19, 2025, the compensation committee of the Company’s board of directors approved the grant of 144,000 shares of Class B common stock (the “Award”) to Mr. Huan Liu, chief executive officer of the Company, pursuant to the Plan, which grant became effective on October 15, 2025. The Award was vested immediately upon grant.

			Weighted
	Class A	Class B	Average Grant
	Common Stock	Common Stock	Date Fair Value
	Shares	Shares	Per Share (US$)
Shares as of December 31, 2024	45,938	31,250	3.39
Vested	43,750	144,000	1.86
Shares as of December 31, 2025	89,688	175,250	2.30

Nonvested shares

On September 30, 2024, the compensation committee of the Company’s board of directors approved the grant of 18,750 and 54,062 shares of Class A common stock to one director and six employees, respectively, vesting ratably on each of the first three anniversaries of the grant date. Subsequently, on November 30, 2024, the compensation committee of the Company’s board of directors approved the grant of 6,250 shares of Class A common stock to one employee. On January 1, 2025, January 17, 2025, and September 23, 2025, a total of 31,250 shares were forfeited. On September 30, 2025, a total of 11,951 shares were vested.

A summary of the nonvested shares for the year ended December 31, 2025 is as follows:

		Weighted
	Number of	Average Grant
	non-vested	Date Fair Value
	Shares	Per Share (US$)
Outstanding as of December 31, 2024	79,062	3.28
Forfeited	(31,250)	3.10
Vested	(11,951)	3.39
Outstanding as of December 31, 2025	35,861	3.39

The fair value of vested and nonvested shares is determined by the market closing price of Class A common stock at the grant date. Accordingly, the Company recorded share-based compensation expenses of $387,618 and $277,345 for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, total unrecognized compensation cost relating to nonvested shares was $107,380, which is to be recognized over a weighted average period of two years.

NOTE 12 — INCOME TAXES

The Company and its operating subsidiaries in the United States are subject to federal and various state income taxes. The Company elected to file income taxes as a corporation instead of an LLC for the tax years ended December 31, 2020 through December 31, 2025.

(i)(Loss) before Income tax expense (benefit)

	For the Years Ended
	December 31,
	2025	2024
(Loss) from continuing operations before income taxes	$(3,633,787)	$(3,448,016)

(ii)	The components of the income tax provision were as follows:

	For the Years Ended
	December 31,
	2025	2024
Current:
Federal	$—	$(128)
State	5,200	5,200
Total current income tax provision	5,200	5,072
Deferred:
Federal	—	(203,120)
State	—	(17,774)
Total deferred income tax expenses (benefits)	—	(220,894)
Adjustments related to prior year income taxes	10,716	—
Total income tax expenses (benefits)	$15,916	$(215,822)

The consolidated statement of operations reflects income tax expense of approximately $18,342 for the year ended December 31, 2025, which includes the current quarter provision of $5,200, and approximately $13,142 of tax payments related to prior periods and acquisition-related tax filings upon the filing of 2024 tax returns in April 2025. These additional amounts primarily consist of: (i) $2,155 of tax obligations owed by Cheetah for the 2024 tax year, (ii) $1,101 of pre-acquisition tax obligations of Edward, and (iii) $9,886 of pre-acquisition tax obligations of TWEW. These payments do not impact the Company’s estimated annual effective tax rate for 2025.

(iii)	Reconciliations of the statutory income tax rate to the effective income tax rate were as follows:

	For the Years Ended
	December 31,
	2025	2024
Federal income tax at the statutory rate	21.0%	21.0%
State statutory tax rate	(0.1)%	6.3%
Permanent items	(4.4)%	(0.1)%
Change in valuation allowance	(12.3)%	(19.9)%
Other	(4.3)%	(1.0)%
Effective tax rate	(0.1)%	6.3%

(iv)	Deferred tax assets, net were composed of the following:

	December 31,	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carry forwards	$1,552,937	$1,001,992
Lease liability	329,930	398,757
Others	458,966	436,613
Total deferred tax assets	2,341,833	1,837,362

Deferred tax liabilities:
Intangible assets	(221,790)	(249,183)
Fixed assets	—	—
Right of use assets	(326,154)	(429,050)
Total deferred tax liabilities	(547,944)	(678,233)

Less valuation allowance	(1,793,889)	(1,159,129)

Total deferred tax assets, net	$—	$—

The Company assesses deferred tax assets to determine whether they are realizable. As of December 31, 2025, the Company recorded a full valuation allowance against deferred tax assets, as it has generated a three-year cumulative pretax book loss and is forecasting a loss for 2026. Based on this evidence, realization of deferred tax assets is not considered more-likely-than-not at this time.

The Company records uncertain tax positions in accordance with ASC 740, using a two-step process to determine whether tax positions will be sustained. The Company has concluded that there are no uncertain tax positions requiring recognition as of December 31, 2025 and 2024.

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

Credit risk

As of December 31, 2025 and 2024, all of the Company’s cash was on deposit at financial institutions in the U.S., which are insured by the Federal Deposit Insurance Corporation subject to certain limitations. The Company has not experienced any losses in such accounts.

The Company also closely monitors the collectability of its loan receivable, and no allowance for credit losses was recorded as of December 31, 2025 based on management’s assessment under ASC 326.

Concentrations

The Company has undergone a business transformation since the acquisition of Edward, which happened in February 2024 and TWEW in December 2024 (see also NOTE 8 — Intangible Asset and Goodwill). As of the date of this report, the Company’s logistic and warehousing business is still in its early development stage.

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

On January 24, 2024, the Company entered into a stock purchase agreement with Edward and Juguang Zhang, Edward’s sole stockholder (the “Seller”). Pursuant to the Agreement, the Company agreed to acquire 100% of the shares in Edward from the Seller (the “Acquisition”). On February 2, 2024, the Company closed the Acquisition for a total purchase price that included a cash payment of $300,000 and the issuance of 79,521 shares of the Company’s unregistered Class A common stock, initially valued at $1,200,000. Subsequent valuation determined the fair value of these shares to be $0.9 million. Please see NOTE 8 for further details.

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

Reverse Stock Split

At a special stockholders’ meeting held on September 30, 2024, the Company’s stockholders approved the Company’s Fourth Amended and Restated Articles of Incorporation to authorize a reverse stock split. Subsequently, on October 7, 2024, the Company’s board of directors approved the Reverse Stock Split and filed its Fourth Amended and Restated Articles of Incorporation with the State of North Carolina pursuant to North Carolina Revised Statutes 55-8-21 on October 8, 2024. The Reverse Stock Split took effect on October 21, 2024. Starting on October 24, 2024, the Company’s Class A common stock began trading on the Nasdaq Capital Market on a post-split basis. All share information included in this annual report on Form 10-K has been retrospectively adjusted to reflect the Reverse Stock Split as if it had occurred as of the earliest period presented.

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

As of December 31, 2025, there were 2,727,712 shares of Class A common stock and 690,875 shares of Class B common stock issued and outstanding.

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

There were no warrant shares remaining as of December 31, 2025 and 2024.

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

The Company primarily operates in the U.S. and substantially all of the Company’s long-lived assets are located in the U.S.

	For the Years Ended
	December 31,
	2025	2024
Revenues	$1,288,536	$455,805
Less:
Cost of revenues	1,121,761	277,293
Staff cost	1,240,571	1,209,633
Impairment loss expenses	731,307	—
Share-based compensation expenses	387,618	277,345
Lease expense	746,816	545,441
Depreciation and amortization expenses	147,254	80,328
Interest expenses	33,198	35,951
Income tax expenses (credit)	15,916	(215,822)
Other segment items*	513,798	1,477,830

Segment net loss	(3,649,703)	(3,232,194)

Consolidated loss	$(3,649,703)	$(5,188,852)

Consolidated total assets	$11,858,464	$15,379,454

*Other segment items include remaining general and administration expenses, and other income.

For the discontinued operations of parallel-import vehicle segment, the segment report was:

For the Years Ended
December 31,
2024
Revenues	$1,631,248
Less:
Cost of revenues	1,656,068
Staff cost	77,652
Allowance of credit loss of accounts receivables	1,589,546
Interest expenses	88,788
Other segment items*	175,852

Discontinued segment net loss	(1,956,658)

Consolidated loss	$(5,188,852)

Consolidated total assets	$15,379,454

*Other segment items include remaining general and administration expenses, and other income.

NOTE 17 — SUBSEQUENT EVENTS

On January 27, 2026, the Company entered into stock purchase agreements with certain investors for the sale of an aggregate of 33,450,000 shares of Class A common stock for gross proceeds of approximately $40.14 million in a private placement pursuant to Regulation S under the Securities Act of 1933, as amended. The private placement closed on February 12, 2026.

Subsequent to December 31, 2025 and through the date of this report, the Company has received repayments related to its loan receivable balances, including $4,009,514 applied to outstanding loan receivable and $565,574 applied to interest receivable.

The Company considered these subsequent collections in its assessment of expected credit losses as of December 31, 2025, and therefore no allowance for expected credit losses was recorded for the year ended December 31, 2025.