Form 10-Q
period 2026-03-31
CHEETAH NET SUPPLY CHAIN SERVICE INC.
filed 2026-05-14
CIK 1951667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

(949) 740-7799

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

As of May 13, 2026, there were 2,955,935 shares of Class A common stock and 3,456 shares of Class B common stock, par value $0.0001 per share, outstanding.

Cheetah Net Supply Chain Service Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2026

i

CHEETAH NET SUPPLY CHAIN SERVICE INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHEETAH NET SUPPLY CHAIN SERVICE INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$713,948	$233,217
Accounts receivable, net	1,650	6,540
Loan receivable	4,441,513	7,430,111
Other receivables, net	698,326	1,157,130
Prepaid expenses and other current assets	2,390,989	238,648
Deposit on long-term investment	40,131,287	—
TOTAL CURRENT ASSETS	48,377,713	9,065,646
NONCURRENT ASSETS:
Property, plant, and equipment, net	348,986	358,868
Operating lease right-of-use assets	1,023,424	1,165,517
Intangibles, net	769,060	792,571
Goodwill	475,862	475,862
TOTAL NONCURRENT ASSETS	2,617,332	2,792,818
TOTAL ASSETS	$50,995,045	$11,858,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,778	$32,762
Current portion of long-term debt	36,814	35,902
Loans payable from premium finance	33,353	82,650
Due to a related party	6,713	5,204
Operating lease liabilities, current	620,594	594,407
Accrued liabilities and other current liabilities	415,256	594,693
TOTAL CURRENT LIABILITIES	1,119,508	1,345,618
NONCURRENT LIABILITIES:
Long-term debt, net of current portion	562,399	572,653
Operating lease liabilities, net of current portion	419,634	584,606
TOTAL NONCURRENT LIABILITIES	982,033	1,157,259
TOTAL LIABILITIES	$2,101,541	$2,502,877

COMMITMENTS AND CONTINGENCIES (Note 16)	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 2,200,000,000 shares authorized; 184,346 and 17,096 shares issued and outstanding, including*:
Class A common stock, $0.0001 par value, 2,000,000,000 shares authorized, 180,890 and 13,640 shares issued and outstanding	18	1
Class B common stock, $0.0001 par value, 200,000,000 shares authorized, 3,456 and 3,456 shares issued and outstanding	—	—
Additional paid-in capital	57,840,065	17,685,900
(Accumulated deficit) Retained earnings	(8,946,579)	(8,330,314)
TOTAL STOCKHOLDERS’ EQUITY	48,893,504	9,355,587

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,995,045	$11,858,464

* Retrospectively adjusted for the reverse split of the Company’s Common Stock at a ratio of 1-for-200, which took effect on April 29, 2026. See also Note 15.

The accompanying notes are an integral part of these consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2026	2025*
REVENUE	$92,700	$479,799

COST OF REVENUE	72,833	423,543

GROSS PROFIT	19,867	56,256

OPERATING EXPENSES
General and administrative expenses	770,004	1,000,519
Share-based compensation expenses	14,182	16,185
TOTAL OPERATING EXPENSES	784,186	1,016,704

LOSS FROM OPERATIONS	(764,319)	(960,448)

OTHER INCOME (EXPENSES)
Interest income	151,142	208,090
Interest expenses	(7,700)	(8,812)
Other income	9,012	12,616
OTHER INCOME (EXPENSES), NET	152,454	211,894

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(611,865)	(748,554)

Income tax (benefits)	4,400	5,355

LOSS FROM CONTINUING OPERATIONS	(616,265)	(753,909)

NET LOSS	$(616,265)	$(753,909)

Loss from continuing operations per ordinary share - basic and diluted	$(4.53)	$(46.84)
Loss from discontinued operations per ordinary share - basic and diluted	$0.00	$0.00
Loss per share - basic and diluted	$(4.53)	$(46.84)
Weighted average shares - basic and diluted	136,029	16,096

* Certain reclassifications have been made to the financial statements for the period ended March 31, 2024, to conform to the presentation for the period ended March 31, 2025, with no effect on previously reported net income (loss). See Note 6 – Discontinued Operations.

The accompanying notes are an integral part of these consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock*
	Class A		Class B		Additional			Total
	Common		Common		paid-in	Subscription	Retained	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Earnings	Equity
Balance, December 31, 2025*	13,640	$1	3,456	$—	$17,685,900	$—	$(8,330,314)	$9,355,587

Share-Based Compensation	—	—	—	—	14,182	—	—	14,183
Issuance of common stock in private placement, net of offering costs	167,250	17	—	—	40,139,983	—	—	40,140,000
Net loss from continuing operations for the year	—	—	—	—	—	—	(616,265)	(616,265)

Balance, March 31, 2026*	180,890	$18	3,456	$—	$57,840,065	$—	$(8,946,579)	$48,893,504

	Common Stock*
	Class A		Class B		Additional		Retained Earnings	Total
	Common		Common		paid-in	Subscription	(Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Deficit)	Equity
Balance, December 31, 2024*	13,361	$1	2,735	$—	$17,298,282	$—	$(4,680,611)	$12,617,672

Share-based compensation expenses	—	—	—	—	16,185	—	—	16,185
Net loss from continuing operations for the year	—	—	—	—	—	—	(753,909)	(753,909)

Balance, March 31, 2025*	13,361	$1	2,735	$—	$17,314,467	$—	$(5,434,520)	$11,879,948

* Retrospectively restated for effect of the Company’s amended and restated articles of incorporation and bylaws and the reverse split took effect on April 29, 2026.

The accompanying notes are an integral part of these consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net Loss	$(616,265)	$(753,909)
Less: Loss from discontinued operations, net of tax	—	—
Loss from continuing operations	(616,265)	(753,909)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	9,882	9,882
Amortization of operating lease right-of-use assets	142,093	79,730
Amortization of Intangible Assets	23,511	28,071
Share-based compensation expenses	14,182	16,185
Changes in operating assets and liabilities:
Accounts receivable	4,890	(11,083)
Other receivables, net	458,806	(230,166)
Due from/to related party	1,509	—
Prepaid expenses and other current assets	(2,152,338)	90,856
Other payables and other current liabilities	(205,424)	5,734
Operating lease liabilities	(138,785)	(7,674)
Cash used in operating activities-continuing operations	(2,457,939)	(772,374)
Cash provided by operating activities-discontinued operations	—	2,540,500
Net cash provided by (used in) operating activities	(2,457,939)	1,768,126

Cash flows from investing activities:
Deposit on long-term investment	(40,131,287)	—
Loans made to third parties	(980,000)	(3,075,400)
Loans repayment received from third parties	3,968,598	49,000
Cash used in investing activities-continuing operations	(37,142,689)	(3,026,400)
Net cash used in investing activities	(37,142,689)	(3,026,400)

Cash flows from financing activities:
Proceeds from PIPE	40,140,000	—
Repayments of premium finance	(49,297)	(59,590)
Repayments of long-term borrowings	(9,344)	(8,949)
Cash provided by financing activities-continuing operations	40,081,359	(68,539)
Net cash provided by (used in) financing activities	40,081,359	(68,539)

Net increase in cash	480,731	(1,326,813)
Cash, beginning of period	233,217	1,650,955
Cash, end of period	713,948	324,142
Cash of continuing operations	$713,948	$324,142

Supplemental cash flow information
Cash paid for income taxes	$2,155	$155
Cash paid for interests	$7,700	$8,812

The accompanying notes are an integral part of these consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Cheetah Net Supply Chain Service Inc. (“Cheetah Net” or the “Company”), formerly known as Yuan Qiu Business Group LLC, was established under the laws of the State of North Carolina on August 9, 2016 as a limited liability company (“LLC”). On March 1, 2022, the Company filed articles of incorporation including articles of conversion with the Secretary of State of the State of North Carolina to convert from an LLC to a corporation, and changed its name to Cheetah Net Supply Chain Service Inc. The Company holds 100% of the equity interests in the following entities:

●	(i) Allen-Boy International LLC (“Allen-Boy”), an LLC organized on August 31, 2016 under the laws of the State of Delaware, which was acquired by Cheetah Net from Yingchang Yuan, the previous owner of Allen-Boy who beneficially owns 1,200,000 shares of Class A common stock of Cheetah Net, for a total consideration of $100 on January 1, 2017. Allen-Boy did not have any business activities until acquired by Cheetah Net. Allen-Boy previously engaged in the parallel-import vehicle dealership business, which the Company discontinued in March 2025. As of the date of this report, Allen-Boy is not engaged in any business operations.
●	(ii) Pacific Consulting LLC (“Pacific”), an LLC organized on January 17, 2019 under the laws of the State of New York, which was acquired by Cheetah Net from Yingchang Yuan, the previous owner of Pacific who beneficially owns 1,200,000 shares of Class A common stock of Cheetah Net, for a total consideration of $100 on February 15, 2019. Pacific did not have any business activities until acquired by Cheetah Net. Pacific previously engaged in the parallel-import vehicle dealership business, which the Company discontinued in March 2025. The Company dissolved Pacific on June 24, 2025.
●	(iii) Entour Solutions LLC (“Entour”), an LLC organized on April 8, 2021 under the laws of the State of New York, which was acquired by Cheetah Net from Daihan Ding, the previous owner of Entour, for a total consideration of $100 on April 9, 2021. Entour did not have any business activities until acquired by Cheetah Net. Entour previously engaged in the parallel-import vehicle dealership business, which the Company discontinued in March 2025. As of the date of this report, Entour is not engaged in any business operations.
●	(iv) Cheetah Net Logistics LLC (“Logistics”), an LLC organized on October 12, 2022 under the laws of the State of New York, whose previous sole member and owner, Hanzhang Li, the previous owner of Logistics, for a total consideration of $100, assigned all his membership interests in Logistics to Cheetah Net on October 19, 2022. Logistics previously engaged in the parallel-import vehicle dealership business, which the Company discontinued in March 2025. The Company dissolved Logistics on June 24, 2025.
●	(v) TW & EW Services Inc. (“TWEW”), a corporation incorporated on February 27, 2020 under the laws of the State of California, whose previous shareholders and owners transferred all their rights, titles, and interests in and to all of the issued and outstanding equity interests of TWEW to Cheetah Net for a total consideration of $1.0 million, consisting of a $200,000 cash payment and Class A common stock valued at $800,000 through a stock purchase agreement dated November 27, 2024. The TWEW acquisition was closed on December 19, 2024. Currently, TWEW is engaged in logistics and labor services to strengthen the Company’s position in the logistics sector.
●	(vi) NexTrade International LLC (“NexTrade”), a limited liability company organized on September 13, 2024 under the laws of the State of Delaware. NexTrade holds 100% of the ownership interests in Naiside (Shenzhen) International Trading Co., Ltd., a limited liability company organized on December 3, 2024 under the laws of the PRC. On December 19, 2024, the Company entered into a membership interest purchase agreement with Pingzheng Li, the then 100% owner of NexTrade, pursuant to which the Company purchased the 100% membership interests in NexTrade for the consideration of $1. The transaction closed on the same day. As of the date of this report, NexTrade is not engaged in any business operations.
●	(vii) Cheetah Net Supply Chain Service Ltd (“Cheetah BVI”), a corporation incorporated on March 28, 2025 under the laws of the British Virgin Islands. As of the date of this report, Cheetah BVI is not engaged in any business operations.

On September 30, 2024, the Company’s stockholders approved its fourth amended and restated articles of incorporation, which authorizes a reverse stock split of the issued shares of its Common Stock, par value $0.0001 per share, at a ratio ranging from 1-for-10 to 1-for-30, as determined at the discretion of the Company’s board of directors. On October 7, 2024, the Company’s board of directors approved a reverse stock split of the Company’s Common Stock at a ratio of 1-for-16. On October 21, 2024, the Company effectuated a reverse stock split of its Common Stock at a ratio of 1-for-16. Following such reverse split, every 16 shares of the Company’s Common Stock outstanding were automatically combined into one new share of Common Stock. No fractional shares were issued in connection with the reverse split; any fractional shares resulting from the reverse split were rounded up to the nearest whole share. The par value per share of the Company’s Common Stock remained unchanged. The Company’s Class A Common Stock started trading on a post-split basis on October 24, 2024, at which time the Class A Common Stock was assigned a new CUSIP number (16307X202).

On March 23, 2026, the Company’s board of directors approved a reverse stock split of the Company’s Common Stock at a ratio of 1-for-200. To implement the reverse stock split, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware on March 24, 2026. The reverse stock split became effective at 8:00 a.m., Eastern Time, on April 20, 2026. Following such reverse stock split, every 200 shares of the Company’s Common Stock outstanding were automatically combined into one new share of common stock. No fractional shares were issued in connection with the reverse stock split; any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share. The par value per share of the Company’s Common Stock remained unchanged. As a result of the reverse stock split, the Company’s issued and outstanding Class A Common Stock was reduced from 391,177,712 shares to 1,955,889 shares, and the Company’s issued and outstanding Class B Common Stock was reduced from 690,875 shares to 3,456 shares. The Company’s Class A Common Stock began trading on a split-adjusted basis on April 29, 2026, at which time the Class A Common Stock was assigned a new CUSIP number, 16307X301.

All share information included in this report has been retrospectively adjusted to reflect the aforementioned reverse stock splits as if it had occurred as of the earliest period presented.

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

These market challenges led to a decline in parallel-import vehicle sales by 30.5% in 2023 and a reduction in net income by 87.5% compared to 2022. The decline accelerated in 2024, with vehicle sales decreasing from 303 units in 2023 to 14 units in 2024, resulting in a 95.7% drop in revenue from $38.3 million in 2023 to $1.6 million in 2024. In addition, the financial strains on the Company’s customers made it increasingly difficult to collect outstanding receivables. While the Company successfully recovered $4.0 million in 2024 and collected additional $2.5 million from the five aged accounts as of the date of the report, the remaining $1.6 million from two customers was determined to be uncollectible, as a result, the management recorded as a credit loss of $1.6 million for the year ended December 31, 2024.

As the parallel-import vehicle market conditions continued to deteriorate and sales activity in this segment ceased, management determined that the business no longer had a sustainable path forward. On March 3, 2025, the board of directors formally approved the discontinuation of the parallel-import vehicle business. In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, the Company determined that the parallel-import vehicle segment met the conditions for reporting as a discontinued operation. As a result, all financial results associated with this business have been reclassified as discontinued operations in the accompanying consolidated financial statements for all periods presented. For additional financial details regarding discontinued operations, refer to Note 6-Discontinued Operations.

Logistics and Warehousing Services

The Company’s subsidiary, Edward, operates as a licensed Non-Vessel Operating Common Carrier. It manages freight forwarding, including shipment consolidation and carrier selection, aimed at optimizing shipping operations. Edward also provides warehousing services encompassing fulfillment, storage, and inventory management, crucial for supporting both the Company’s operations and its clients’ logistics needs. On April 1, 2026, the Company completed the disposition of Edward pursuant to a Stock Purchase Agreement dated March 25, 2026.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation. As a U.S.-based company operating exclusively within the domestic market and transacting solely in United States Dollars (USD), both the Company’s presentation and functional currencies are the USD. This uniformity simplifies the Company’s financial reporting process and ensures clarity in its financial transactions. The Company’s financial statements, therefore, are presented in USD, in compliance with U.S. GAAP requirements, and provide transparent and straightforward financial information to the Company’s stockholders.

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

The Company reported a net operating loss of approximately $0.6 million for three months ended March 31, 2026, and net cash used in operating activities of approximately $2.5 million. As the Company has been transitioning to the logistics and warehousing service business, the Company may continue to incur operating losses and generate negative cash flow. These factors raise doubts about the Company’s ability to continue as a going concern.

As of March 31, 2026, the Company had cash and cash equivalents of approximately $0.7 million and a working capital balance of $47.3 million. In addition, the Company had loan receivable from third parties of approximately $4.4 million, which can be sufficient for the Company to support its ongoing business operations and meet the obligations in the future.

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements – Going Concern. This evaluation considered the Company’s current financial condition, expected cash flows, obligations due within the next 12 months, and available sources of liquidity.

While management understands that the ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its new business strategy and eventually attain profitable operations, management has concluded that there are no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these consolidated financial statements. Accordingly, the Company’s consolidated financial statements as of March 31, 2026 have been prepared on a going concern basis.

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

Risks and uncertainties related to the Company’s business include, but are not limited to, the following:

●	The business shift from parallel-import vehicle sales to logistics and warehousing services may depend on factors from the business environment to operation management and market expansion;
●	The government policies on ocean freight business and tariff policy may reduce the market demand for the freight, logistics, and warehousing business, and thus negatively affect the Company’s business and growth prospects;
●	The Company’s logistics and warehousing business depend highly on the limited customers and third-party transportation and labor providers;
●	Any adverse change in political relations between the PRC and the U.S., including the ongoing trade conflicts between the U.S. and the PRC, may negatively affect its business; and
●	The competition of logistics and warehousing industry dependent on factors such as service quality, speed reliability, and pricing may limit our expanding non-vehicle logistics warehousing revenue, and the Company’s success in these areas will depend on our ability to develop and scale an effective salesforce to market these services to international trading companies in the U.S. and the PRC.

The Company’s business, financial condition, and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics, and other catastrophic incidents, which could significantly disrupt the Company’s operations.

Cash and cash equivalents

Cash and cash equivalents consist of cash in bank and interest-bearing certificates of deposit with an initial term of three months when purchased. As of March 31, 2026 and December 31, 2025, all cash and cash equivalents were related to continuing operations.

	March 31,	December 31,
	2026	2025
Cash held in Current Accounts	$713,948	$233,217
Total cash and cash equivalents shown in the statements of cash flows	$713,948	$233,217

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

During the three months ended March 31, 2026 and 2025, no allowance for credit losses on accounts receivable from continuing operations was recorded. (See Note 6 – Discontinued Operations for further details.)

Loan receivable

The Company’s loans receivable, which consist of loans to third parties, are recognized at the point of loan disbursement, initially measured at fair value, primarily reflecting the disbursed amount and associated transaction costs. Both secured and unsecured lending are encompassed in these receivables, with terms including varying interest rates and maturity dates. Subsequently, these receivables are measured at amortized cost using the effective interest method, which ensures the accurate recognition of interest income over the loan period. The interest rates for these loans may be subject to change based on the terms of loan agreements. Periodic reviews of the loan portfolio are conducted to assess for impairment, utilizing the expected credit loss model. This approach considers historical credit loss experience, current conditions, and reasonable forecasts in estimating potential credit losses. As of March 31, 2026 and December 31, 2025, no impairment allowance was recorded for the loan receivable.

Deposit on long-term investment

Under ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), investments in private equity fund, which in our case, the Company does not have the ability to exercise significant influence, is accounted for under the practical expedient in ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) to estimate fair value using the net asset value per share (or its equivalent) of the investment (“NAV practical expedient”) (ASC 820-10-35-59).

On January 5, 2016, the FASB issued ASU 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments, stipulates that an investment in an investee over which the entity does not have significant influence and which do not have readily determinable fair value and do not qualify for NAV practical expedient, is permitted to elect a practicability exception to fair value measurement, under which the investment will be measured at cost, less impairment, plus or minus observable price changes (in orderly transactions) of an identical or similar investment of the same issuer. The ASU clarifies that when identifying observable price changes, an entity should consider relevant transactions “that are known or can reasonably be known” and that an entity is not required to spend undue cost and effort to identify such transactions. The ASU also indicates that an entity should consider a security’s rights and obligations, such as voting rights, distribution rights and preferences, and conversion features, when evaluating whether the security issued by the same issuer is similar to the equity security held by the entity.

As of March 31, 2026, the Company made a deposit of RMB 280 million related to a pending long-term investment.

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

The Company did not recognize any impairment to intangible assets for the three months ended March 31, 2026 and 2025.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, loans receivable, loans payable, and other payables and other current liabilities, approximated the fair value of the respective assets and liabilities as of March 31, 2026 and 2025 based upon the short-term nature of the assets and liabilities.

The Company applied level 3 to obtain the fair value of intangible assets and goodwill. See NOTE 8 — Intangible Asset and Goodwill.

The Company believes that the carrying amount of long-term loans approximated fair value as of March 31, 2026 and 2025 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The ROU asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All ROU assets are reviewed for impairment annually. There was no impairment for ROU lease assets as of March 31, 2026 and 2025.

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

For the three months ended March 31, 2026 and 2025, the Company did not record any impairment.

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

The Company generated revenue from the parallel-import vehicle dealership and logistics and warehousing services. Revenue from the parallel-import vehicle dealership business is generated from the sales of parallel-import vehicles to both domestic and overseas parallel-import car dealers. It purchases automobiles from the U.S. market through its team of professional purchasing agents, and mainly resells them to parallel-import car dealers in the U.S. and the PRC. In accordance with ASC 606, the Company recognizes revenue at the point in time when the performance obligation has been satisfied and control of the vehicles has been transferred to the dealers. For sales to U.S. domestic parallel-import car dealers, revenue is recognized when a vehicle is delivered, and its title has been transferred to the dealers. For overseas sales, the Company sells vehicles under Cost and Freight (“CFR”) shipping point terms, and revenue is recognized when a vehicle is loaded on a cargo ship and its title has been transferred to the dealers. The Company accounts for the revenue generated from sales of vehicles on a gross basis as the Company is acting as a principal in these transactions, is subject to inventory risk, has latitude in establishing prices, and is responsible for fulfilling the promise to provide customers the specified goods, which the Company has control of the goods and has the ability to direct the use of goods to obtain substantially all the benefits. All of the Company’s contracts have one single performance obligation as the promise is to transfer the individual vehicle to parallel-import vehicle dealers, and there is no separately identifiable other promise in the contracts. The Company’s vehicles are sold with no right of return and the Company does not provide other credits or sales incentives to parallel-import car dealers. Historically, no customer returns have occurred. Therefore, the Company did not provide any sales return allowances for the period ended March 31, 2026 and 2025.

In 2025, the Company started generating revenues from freight forwarding services provided by Edward and general labor and logistics provided by TWEW to corporate and retail clients, including transportation, cargo warehousing, freight forwarding, labor service, and cargo loading and unloading. Revenue for freight forwarding services, both export and import, is recognized when the services are provided. The Company’s role as the principal in these services involves managing the process up to the point where control is transferred based on contractual terms, allowing revenue recognition on a gross basis throughout the transit period. For warehousing services, revenue is primarily derived from storage fees, which are recognized based on the actual number of days the goods are stored in the warehouse while awaiting further transportation. Across all operations, the Company maintains a principal position, controlling the goods and services, bearing inventory and pricing risks, and fulfilling performance obligations directly. Each contract is typically structured with a single performance obligation without allowances for returns or sales incentives. There were no provisions for sales return allowances based on historical experiences of no returns.

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

	For the Three Months Ended
	March 31,
	2026	2025
U.S. domestic market	$79,530	$464,883
Overseas market	13,170	14,916
Total revenue	$92,700	$479,799

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

General and Administration Expenses

The Company’s general and administrative expenses primarily include employee salaries and benefits, depreciation, office lease expenses, travelling and entertainment expenses, legal and consulting fees, insurance and other miscellaneous administrative expenses. For the three months ended March 31, 2026 and 2025, general and administration expenses for the continuing operations were $770,004 and $1,000,519, respectively.

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

The Company assesses deferred tax assets to determine whether they are realizable. As of March 31, 2026, the Company recorded a full valuation allowance against deferred tax assets, as it has generated a three-year cumulative pretax book loss and is forecasting a loss for 2026. Based on this evidence, realization of deferred tax assets is not considered more-likely-than-not at this time.

The Company records uncertain tax positions in accordance with ASC 740, using a two-step process to determine whether tax positions will be sustained. The Company has concluded that there are no uncertain tax positions requiring recognition as of March 31, 2026 and 2025.

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

As of March 31, 2026, the Company’s consolidated income tax returns for the tax years ended December 31, 2022 through December 31, 2025 remained open for statutory examination by U.S. tax authorities.

(Loss) Earnings per share

The Company computes (loss) earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the three months ended March 31, 2026 and 2025, there were no dilutive shares outstanding, as presented in the tables below:

	March 31, 2026
	Loss	Share	Per share amount
Basic and diluted EPS
(Loss) from continuing operations per ordinary share	$(616,265)	136,029	$(4.53)
(Loss) from discontinued operations per ordinary share	—	136,029	0.00
(Loss) from operations per ordinary share	$(616,265)		$(4.53)

	March 31, 2025
	Loss	Share	Per share amount
Basic and diluted EPS
(Loss) from continuing operations per ordinary share	$(753,909)	16,096	$(46.84)
(Loss) from discontinued operations per ordinary share	—	16,096	0.00
(Loss) from operations per ordinary share	$(753,909)		$(46.84)

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

Segment reporting

The Company uses the management approach in determining reportable operating segments. The management approach considers the internal reporting used by the Company’s chief operating decision maker for making operating decisions about the allocation of resources of the segment and the assessment of its performance in determining the Company’s reportable operating segments. The Company reported two operating segments: the parallel-import vehicle business and logistics and warehousing services in 2024. Following the discontinuation of the parallel-import vehicles business, during 2025 and the three months ended March 31, 2026, the Company reported a single reportable segment on logistics and warehousing services. Significant segment expenses reviewed by management include cost of revenues, general and administrative expenses, impairment loss expenses, and share-based compensation expenses.

Recent accounting pronouncements

Recently issued accounting pronouncements not yet adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. This guidance will be applied either prospectively or retrospectively. The Company is currently evaluating the impact from the adoption of this ASU on its consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient and accounting policy election to allow entities to measure expected credit losses on certain trade receivables and contract assets using a provision matrix approach. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

Recently issued accounting pronouncements adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which aims to improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company adopted ASU 2023-09 on January 1, 2025, on a prospective basis (see note 14). The adoption did not have a material impact on the consolidated financial statements and related disclosures.

Other accounting standards that have been issued by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on, or are unrelated to, its consolidated financial condition, results of operations, cash flows or disclosures.

NOTE 3 — LOAN RECEIVABLE

The Company had loans to generate interest income with third parties. As of March 31, 2026 and December 31, 2025, a breakdown of loan receivable was as follows:

	March 31, 2026	December 31, 2025
Hongkong Sanyou Petroleum Co Limited (1)	$2,958,778	$3,846,666
Asia Finance Investment Limited (2)	1,482,735	3,583,445
Total loan receivable	$4,441,513	$7,430,111
(1)	On July 23, 2024, the Company entered an additional unsecured short-term loan of $1,500,000 to Hongkong Sanyou Petroleum Co Limited under the same terms. Upon the original maturity date, $0 had been collected, with $182,500 interest accrued. On July 23, 2025, the Company and the borrower executed an extension agreement to renew the loan for an additional one-year term, effective upon the original maturity date. Under the renewed agreement, the outstanding balance became payable on demand and continues to bear interest at the reduced annual rate of 8%. The accrued and unpaid interest receivable under the original loan agreement was excluded from the renewed principal balance. As of March 6, 2026, $1,500,000 principal and $223,564 interest had been fully collected.

On October 2, 2024 and October 28, 2024, the Company entered into two one-year unsecured short-term loan agreements with Hongkong Sanyou Petroleum Co Limited, for the principal amount of the loan $1,000,000 and $1,000,000, respectively, bearing an annual interest rate of 12.0% and set to mature in 12 months. Upon the original maturity of these loans, the Company and the borrower executed loan extension agreements to renew both loans for an additional one-year term, effective as of October 2, 2025 and October 28, 2025, respectively. Under the renewed agreements, the outstanding principal balances of $1,000,000 each continue to accrue interest at a reduced annual rate of 8%, and will mature on October 1, 2026 and October 27, 2026, respectively. The accrued and unpaid interest receivable under the original loan agreements were excluded from the renewed principal amounts. As of March 16, 2026, the loan dated October 2, 2024, $1,000,000 principal and $156,547 interest had been fully collected. With respect to the loan dated October 28, 2024, the Company has received partial repayments of $471,222 in principal, with remaining principal of $528,778 and interest of $154,318 to be collected subsequently.

On November 20, 2024, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $500,000. This loan carries an annual interest rate of 12.0% and is set to mature in 12 months. On November 20, 2025, the Company and the borrower executed an extension agreement to renew the loan for an additional one-year term, effective upon the original maturity date. Under the renewed agreement, the outstanding balance became payable on demand and continues to bear interest at the reduced annual rate of 8%. The accrued and unpaid interest receivable under the original loan agreement was excluded from the renewed principal balance. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $500,000 and interest of $75,389 to be collected subsequently.

On March 17, 2025, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $950,000. This loan carries an annual interest rate of 12.0% and is set to mature in 12 months. Upon the loan’s original maturity on March 16, 2025, the Company and the borrower executed a loan extension agreement to renew the loan for an additional one-year term, effective as of March 17, 2026. Under the renewed agreement, the outstanding principal balance of $950,000 continues to accrue interest at a reduced annual rate of 5%, and will mature on March 16, 2027. The accrued and unpaid interest receivable under the original loan agreement was excluded from the renewed principal amount. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $950,000 and interest of $117,431 to be collected subsequently.

On March 17, 2026, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $980,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $980,000 and interest of $1,906 to be collected subsequently.

(2)	On August 16, 2024, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $649,250. After mutual debt adjustments, the adjusted principal balance of this loan is $558,295. This loan accrues interest at a monthly rate of 1.0%, with a single lump-sum repayment due 12 months from the disbursement date. The agreement includes a mutual debt adjustment provision, where the balance after offsetting mutual debts is applied to reduce interest charges. Any overdue payments under this agreement bear an annual interest rate of 18%. Upon the loan’s original maturity on August 15, 2025, the Company and the borrower executed a loan extension agreement to renew the loan for an additional one - year term, effective as of August 16, 2025. Under the renewed agreement, the outstanding principal balance of $558,295 continues to accrue interest at a reduced annual rate of 8%, and will mature on August 15, 2026. The accrued and unpaid interest receivable under the original loan agreement was excluded from the renewed principal amount. As of March 12, 2026, $558,295 principal and $92,117 interest had been fully collected.

On October 24, 2024, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $530,000. This loan accrues interest at a monthly rate of 1.0%, with a single lump-sum repayment due 12 months from the disbursement date. Upon the loan’s original maturity on October 23, 2025, the Company and the borrower executed a loan extension agreement to renew the loan for an additional one-year term, effective as of October 24, 2025. Under the renewed agreement, the outstanding principal balance of $530,000 continues to accrue interest at a reduced annual rate of 8%, and will mature on October 23, 2026. The accrued and unpaid interest receivable under the original loan agreement was excluded from the renewed principal amount. As of March 12, 2026, $530,000 principal and $80,854 interest had been fully collected.

On January 7, 2025, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $100,000. This loan accrues interest at a monthly rate of 1.0%, with a single lump-sum repayment due 12 months from the disbursement date. On January 29, 2025, the Company extended an additional unsecured short-term loan of $300,000 to Asia Finance Investment Limited under the same terms. As of March 16, 2026, the loan dated January 7, 2025, $100,000 principal and $13,641 interest had been fully collected. With respect to the loan dated January 29, 2025, as of March 19, 2026, $300,000 principal and $39,765 interest had been fully collected.

On March 18, 2025, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $825,400. This loan accrues interest at a monthly rate of 1.0%, with a single lump-sum repayment due 12 months from the disbursement date. On March 19, 2025, the Company extended an additional unsecured short-term loan of $900,000 to Asia Finance Investment Limited under the same terms. Upon the original maturity of these loans, the Company and the borrower executed loan extension agreements to renew both loans for an additional one-year term, effective as of March 18, 2026 and March 19, 2026, respectively. Under the renewed agreements, the outstanding principal balances of $825,400 and $900,000, respectively, continue to accrue interest at a reduced annual rate of 5%, and will mature on March 17, 2027 and March 18, 2027, respectively. The accrued and unpaid interest receivable under the original loan agreements were excluded from the renewed principal amounts. As of the date of this report, the loan dated March 18, 2025, $612,415 principal had been partially collected, with remaining principal of $212,985 and interest of $100,932 to be collected subsequently. With respect to the loan dated March 19, 2025, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $900,000 and interest of $111,000 to be collected subsequently.

On June 13, 2025, the Company entered into a one - year unsecured short - term loan agreement with Asia Finance Investment Limited for a principal amount of $169,750. This loan accrues interest at an annual rate of 8.0%, with a single lump - sum repayment due 12 months from the disbursement date. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $169,750 and interest of $10,977 to be collected subsequently.

On June 26, 2025, the Company entered into a one - year unsecured short - term loan agreement with Asia Finance Investment Limited for a principal amount of $200,000. This loan accrues interest at an annual rate of 8.0%, with a single lump - sum repayment due 12 months from the disbursement date. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $200,000 and interest of $12,356 to be collected subsequently.

During three months ended March 31, 2026 and 2025, the Company evaluated the need for credit loss for loan receivable in accordance with the CECL model. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions.

During three months ended March 31, 2026 and 2025, the Company recorded interest income of $151,142 and $202,668, respectively.

NOTE 4 — OTHER RECEIVABLES, NET

Other receivables consisted of the following:

	March 31, 2026	December 31, 2025
Rent Deposit	$105,910	$102,241
Interest Receivable(1)	584,240	1,039,644
Others	8,176	15,245
Total Other Receivables, net	$698,326	$1,157,130

(1)	Interest receivable primarily relates to accrued interest from loan agreements disclosed in Note 3- Loan Receivable. For further details on the loan arrangements generating these interest receivables, refer to Note 3.

NOTE 5 — DEPOSIT ON LONG-TERM INVESTMENT

On January 6, 2026, Naiside (Shenzhen) International Trading Co., Ltd. (“Naiside”), a subsidiary of NexTrade International LLC, entered into a partnership agreement with Shanghai Kesheng Investment Management Co., Ltd., as general partner and executive partner of the partnership contemplated thereby, in connection with Naiside’s participation as a limited partner in an investment fund in the

PRC. Pursuant to the partnership agreement, Naiside subscribed for a 7.0% limited partnership interest and, on January 29, 2026, Naiside made a capital contribution in the amount of US$40,131,287 to the fund in accordance with the partnership agreement. The fund is intended to invest primarily in China-based companies engaged in logistics technology, compliance technology, and supply chain technology and services, particularly those that provide products or services to customers in the United States and European markets. The fund will focus primarily on companies at venture capital stages, with each individual portfolio investment generally ranging from approximately US$0.7 million to US$7.0 million. The partnership agreement provides that the fund shall pay the general partner an annual management fee equal to 2% of the fund’s paid-in capital, and further provides that, following the exit of any portfolio investment and the fund’s receipt of the applicable proceeds, the fund shall distribute available proceeds to its limited partner, after deducting or reserving for applicable investment principal, the general partner’s entitlement to 30% of the net profits from such exit, and any other amounts payable or required to be reserved under the partnership agreement. The general partner is responsible for the execution of partnership affairs.

As a limited parter, the Company does not have the right to exercise significant influence over the Partnership. In addition, there are no readily determinable fair values for the Partnership. The management determined that it do not qualify for the existing practical expedient in Fair Value Measurements and Disclosures (“ASC 820”) and elected to account this investment under the measurement alternative upon the adoption of ASU 2016-01 (the “Measurement Alternative”).

Following the guidance of 2016-ASU 2026-01, our long-term investment at RMB 280 million, is accounted for under the cost method as the Company had no significant influence over the investee which had no readily determinable fair value. No impairment is recorded for this deposit on long-term investment during the three months.

NOTE 6 — DISCONTINUED OPERATIONS

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

Accounts Receivable, net

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

During the three months ended March 31, 2025, the Company collected an additional $2.5 million of the outstanding balance. The Company had zero account receivable balance after the above-mentioned credit loss of $1.6 million and the subsequent collection of additional $2.5 million outstanding balance.

Cash Flows from discontinued operations

For the Three Months Ended
March 31,
2025
Cash flows from operating activities:
Net loss	$(753,909)
Less: Loss from discontinued operations, net of tax	—
Loss from continuing operations	(753,909)
Cash used in operations-continuing operations	(772,374)
Cash provided by operations-discontinued operations	2,540,500
Net cash provided by operating activities	1,768,126

Cash flows from investing activities:
Cash used in investing activities-continuing operations	(3,026,400)
Net cash used in investing activities	(3,026,400)

Cash flows from financing activities:
Cash provided by financing activities-continuing operations	(68,539)
Cash used in financing activities-discontinued operations	—
Net cash used in discontinued financing activities	$(68,539)

NOTE 7 — PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	Estimated Useful Life
	in Years	March 31, 2026	December 31, 2025
Motor Vehicles	10	$365,000	$365,000
Leasehold improvements*	3-6	60,795	60,795
Subtotal		425,795	425,795
Less accumulated depreciation		(76,809)	(66,927)
Property, plant, and equipment, net		$348,986	$358,868

During the three months ended March 31, 2026 and 2025, the Company recorded deprecation of $9,882, and $9,882, respectively.

There was no impairment loss during the three months ended March 31, 2026 and 2025.

*Leasehold improvements were related to Edward’s full steel manual gates, yard fence, and office roof upgrade.

NOTE 8 — LEASES

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

The Company entered into a lease arrangement beginning January 1, 2024. The lease initially ran month-to-month through August 31, 2024 and continued on a month-to-month basis thereafter. Both operating lease expenses and short-term lease expenses are recognized in general and administrative expenses. The components of lease expenses for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended
	March 31,
	2026	2025
Leases expenses
Operating lease expenses	$158,225	$177,763
Short-term lease expenses	21,624	30,366
Total leases expenses	$179,849	$208,129

	March 31, 2026	December 31, 2025
Right-of-use assets	$1,023,424	$1,165,517

Operating lease liabilities – current	$620,594	$594,407
Operating lease liabilities – non-current	419,634	584,606
Total operating lease liabilities	$1,040,228	$1,179,013

The weighted average remaining lease terms and discount rates for all operating leases were as follows as of March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	1.63	2.63
Weighted average discount rate *	4.1%	5.2%

*The Company used weighted average incremental borrowing rate of 4.1% per annum for its lease contracts based on the Company’s current borrowings from various financial institutions.

During three months ended March 31, 2026 and 2025, the Company incurred total operating lease expenses of $158,225 and $177,763, respectively. The total lease expenses were $179,849 and $208,129 for the year ended March 31, 2026 and 2025.

As of March 31, 2026, future maturities of lease liabilities were as follows:

Fiscal Years	Amount
2026	536,193
2027	503,256
Thereafter	126,976
Total lease payments	1,166,425
Less: imputed interest	(126,197)
Present value of lease liabilities	$1,040,228

NOTE 9 — Intangible Asset and Goodwill

1)Acquisition of Edward

On January 24, 2024, Cheetah Net entered into a Stock Purchase Agreement to acquire 100% of Edward. The transaction closed on February 2, 2024. The gross purchase price was $1.5 million. Consideration paid consisted of $0.3 million of cash and the issuance of 398 shares of Cheetah Net’s Class A common stock with a fair value of $1.2 million. In accordance with ASC 805, Business Combinations (“ASC 805”), it was determined that the fair value of the stock consideration was $0.9 million at the time of the transaction, reflecting a comprehensive evaluation of the stock’s market conditions and liquidity impacted by lock-up period restrictions.

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

2)Acquisition of TWEW

On November 27, 2024, Cheetah Net entered into a Stock Purchase Agreement to acquire 100% of TWEW. The transaction closed on December 19, 2024. The gross purchase price was $1 million. Consideration paid consisted of $0.2 million of cash and the issuance of 2,348 shares of the Company’s Class A common stock with a fair value of $0.8 million. Following ASC 805, it was determined that the fair value of the stock consideration was $1 million at the time of the transaction, reflecting a comprehensive evaluation of the stock’s market conditions and liquidity impacted by lock-up period restrictions.

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

During the three months ended March 31, 2026 and 2025, the Company incurred accumulated amortization expenses of $23,511 and $28,071, respectively.

NOTE 10 — PREMIUM FINANCE

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

Premium finance consisted of the following:

	March 31,	December 31,
	2026	2025
Premium finance	$33,353	$82,650

Interest expenses incurred related to the Premium Finance Agreement were $1,177 and $2,142 for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026 and 2025, the balance of premium finance was $33,353 and $82,650, respectively.

NOTE 11 — LONG-TERM BORROWINGS

Long-term borrowings consisted of the following:

	March 31,	December 31,
	2026	2025
Small Business Administration(1)	$452,817	$456,063
Thread Capital Inc.(2)	146,396	152,492
Total long-term borrowings	$599,213	$608,555

Current portion of long-term borrowings	$36,814	$35,902

Non-current portion of long-term borrowings	$562,399	$572,653

(1)	On May 24, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (the “SBA”), an agency of the U.S. Government, to borrow $150,000 for 30 years, with a maturity date of May 23, 2050. Under the terms of the SBA loan, the loan proceeds are used as working capital to alleviate economic injury caused by the COVID-19 pandemic. The loan bears a fixed interest rate of 3.75% per annum. Beginning 12 months from the date of this loan agreement, the Company is required to make a monthly installment payment of $731 within the term of loan, with the last installment to be paid in May 2050. On March 16, 2022, the Company entered into an amended agreement with SBA to borrow an additional $350,000 for 30 years as working capital to alleviate economic injury caused by the COVID-19 pandemic. In the aggregate, the Company’s borrowings amounted to $500,000 with a maturity date of May 23, 2050. The amended loan bears a fixed interest rate of 3.75% per annum. Beginning from March 2022, 24 months from the date of the original loan agreement, the Company is required to make a new monthly installment payment of $2,485 within the remaining term of loan, with the last installment to be paid in May 2050.

The future maturities of the SBA loan as of March 31, 2026 were as follows:

Fiscal Years	Future repayment
2026	8,648
2027	11,942
2028	12,430
2029	12,937
Thereafter	406,860
Total	$452,817

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

The future maturities of the loan from Thread Capital as of March 31, 2026 were as follows:

Fiscal Years	Future repayment
2026	18,788
2027	26,285
2028	27,768
2029	29,334
Thereafter	44,221
Total	$146,396

For the above-mentioned long-term borrowings, the Company recorded interest expenses of $6,278 and $9,279 for the three months ended March 31, 2026 and 2025, respectively.

NOTE 12 — STOCK BASED COMPENSATION

On August 16, 2024, the Company’s board of directors approved the adoption of the Plan. Subsequently, on September 30, 2024, the Company’s stockholders approved the Plan. The Plan provides for the granting of share-based awards, including options, restricted stock, restricted stock units, dividend equivalents, and other awards to directors, employees, and consultants of the Company.

Vested shares

On September 30, 2024, the compensation committee of the Company’s board of directors approved the grant of 230 shares of Class A common stock and 157 shares of Class B common stock (the “Award”) to Mr. Huan Liu, chief executive officer of the Company. The Award vested immediately upon grant.

On September 30, 2025, the compensation committee of the Company’s board of directors approved the grant of 219 shares of Class A common stock (the “Award”) to Mr. Jianhui Li, strategic consultant of the Company. The Award vested immediately upon grant.

On September 19, 2025, the compensation committee of the Company’s board of directors approved the grant of 720 shares of Class B common stock (the “Award”) to Mr. Huan Liu, chief executive officer of the Company, pursuant to the Plan, which grant became effective on October 15, 2025. The Award was vested immediately upon grant.

			Weighted
	Class A	Class B	Average Grant
	Common Stock	Common Stock	Date Fair Value
	Shares	Shares	Per Share (US$)
Shares as of December 31, 2025	448	876	460
Shares outstanding as of March 31, 2026	448	876	460

Nonvested shares

On September 30, 2024, the compensation committee of the Company’s board of directors approved the grant of 94 and 271 shares of Class A common stock to one director and six employees, respectively, vesting ratably on each of the first three anniversaries of the grant date. Subsequently, on November 30, 2024, the compensation committee of the Company’s board of directors approved the grant of 31 shares of Class A common stock to one employee. On January 1, 2025, January 17, 2025, and September 23, 2025, a total of 156 shares were forfeited. On September 30, 2025, a total of 60 shares were vested.

A summary of the nonvested shares for the three months ended March 31, 2026 is as follows:

		Weighted
	Number of	Average Grant
	non-vested	Date Fair Value
	Shares	Per Share (US$)
Outstanding as of December 31, 2025	179	678
Outstanding as of March 31, 2026	179	678

The fair value of vested and nonvested shares is determined by the market closing price of Class A common stock at the grant date. Accordingly, the Company recorded share-based compensation expenses of $14,182 and $16,185 for three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, total unrecognized compensation cost relating to nonvested shares was $93,198, which is to be recognized over a weighted average period of two years.

NOTE 13 — INCOME TAXES

The Company and its operating subsidiaries in the United States are subject to federal and various state income taxes. The Company elected to file income taxes as a corporation instead of an LLC for the tax years ended December 31, 2020 through December 31, 2025.

(i)	(Loss) before Income tax expense (benefit)

	For the Three Months Ended
	March 31,
	2026	2025
(Loss) from continuing operations before income taxes	$(611,865)	$(748,554)

(ii)	The components of the income tax provision were as follows:

	For the Three Months Ended
	March 31,
	2026	2025
Current:
Federal	$—	$—
State	4,400	5,200
Total current income tax provision	4,400	5,200
Deferred:
Federal	—	—
State	—	—
Total deferred income tax expenses (benefits)	—	—
Adjustments related to prior year income taxes	—	155
Total income tax benefits	$4,400	$5,355

(iii)	Reconciliations of the statutory income tax rate to the effective income tax rate were as follows:

	For the Three Months Ended
	March 31,
	2026	2025
Federal income tax at the statutory rate	21.0%	21.0%
State statutory tax rate	(0.6)%	7.7%
Permanent Items	(0.4)%	(0.4)%
Change in valuation allowance	(21.9)%	(29.0)%
NOL Adjustment	1.2%	—%
Other	—%	—%
Effective tax rate	(0.7)%	(0.7)%

(iv)	Deferred tax assets, net were composed of the following:

	March 31,	March 31,
	2026	2025
Deferred tax assets:
Net operating loss carry forwards	$1,139,445	$1,110,892
Lease liability	291,093	382,246
Others	464,089	438,159
Total gross deferred tax assets	2,094,627	1,931,297

Less valuation allowance	(1,565,904)	(1,293,194)
Total deferred tax assets, net of valuation allowance	528,723	638,103

Deferred tax liabilities:
Intangible assets	(286,391)	(241,798)
Fixed assets	(27,121)	—
Right of use assets	(215,211)	(395,705)
Total deferred tax liabilities	(528,723)	(637,503)

Total deferred tax assets, net	$—	$600

The Company assesses deferred tax assets to determine whether they are realizable. As of March 31, 2026, the Company recorded a full valuation allowance against deferred tax assets, as it has generated a three-year cumulative pretax book loss and is forecasting a loss for 2026. Based on this evidence, realization of deferred tax assets is not considered more-likely-than-not at this time.

The Company records uncertain tax positions in accordance with ASC 740, using a two-step process to determine whether tax positions will be sustained. The Company has concluded that there are no uncertain tax positions requiring recognition as of March 31, 2026 and 2025.

The Company was not previously subject to the interest expenses limitation under §163(j) of the U.S. Internal Revenue Code, due to the small business exemption. Its average annual gross receipts for the three tax years preceding 2022 do not exceed the relevant threshold amount ($27 million for 2022). The Company no longer met the small business exception in 2024, but it meets one of the other exceptions to the §163(j) limitation, “floor plan financing indebtedness” (indebtedness used to finance the acquisition of motor vehicles held for sale or lease or secured by such inventory) and will therefore continue to be exempt from the §163(j) interest expenses limitation in 2026.

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

Credit risk

As of March 31, 2026 and 2025, all of the Company’s cash was on deposit at financial institutions in the U.S., which are insured by the Federal Deposit Insurance Corporation subject to certain limitations. The Company has not experienced any losses in such accounts.

The Company also closely monitors the collectability of its loan receivable, and no allowance for credit losses was recorded as of December 31, 2025 based on management’s assessment under ASC 326.

Concentrations

The Company has undergone a business transformation since the acquisition of Edward, which happened in February 2024 and TWEW in December 2024 (see also NOTE 8 — Intangible Asset and Goodwill). As of the date of this report, the Company’s logistics and warehousing business is still in its early development stage.

NOTE 15 — STOCKHOLDERS’ EQUITY

Common Stock

Cheetah Net was established under the laws of the State of North Carolina on August 9, 2016 and was subsequently converted to the State of Delaware. Under the Company’s amended and restated articles of incorporation on March 24, 2026, the total authorized number of shares of common stock is 2,200,000,000 with par value of $0.0001, which consists of 2,000,000,000 shares of Class A common stock and 200,000,000 shares of Class B common stock. The Company also has the authority to issue 500,000 shares of preferred stock as deemed necessary with a par value per share equal to the par value per share of the Class A common stock. Holders of Class A common stock and Class B common stock have the same rights except for voting and conversion rights. In respect of matters requiring the votes of stockholders, each share of Class A common stock is entitled to one vote, and each share of Class B common stock is entitled to 15 votes. Class B common stock is convertible into Class A common stock at any time after issuance at the option of the holder on a one-to-one basis. Class A common stock is not convertible into shares of any other class. The numbers of authorized and outstanding common stock were retroactively applied as if the transaction occurred at the beginning of the period presented.

On June 27, 2022, the Company entered into a subscription agreement with a group of investors (the “Investors”) whereby the Company agreed to sell, and the Investors agreed to purchase, up to 521 shares of Class A common stock at a purchase price of $5,760 per share. These Investors are unrelated parties to the Company. The gross proceeds were approximately $3.0 million, before deducting offering expenses of approximately $0.3 million. The net proceeds were approximately $2.7 million, of which approximately $1.2 million was received in 2022 and $1.2 million in 2023, for a total receipt of approximately $2.4 million. After negotiations between Rapid Proceed Limited (“Rapid”), one of the Investors, and the Company regarding the fund’s release terms, an agreement was reached on November 2, 2023, stipulating that the outstanding $0.6 million would be paid by Rapid within six months following the Company’s initial public offering (“IPO”). On March 13, 2024, considering the impact of market volatility and the long-term benefits of continued cooperation, Rapid requested and the Company agreed to extend the payment due date of the outstanding $0.6 million to September 30, 2024. As of September 30, 2024, the outstanding balance of subscription payments had been collected.

On August 3, 2023, the Company closed its IPO of 391 shares of Class A common stock at a public offering price of $12,800.00 per share, for aggregate gross proceeds of $5.0 million before deducting underwriting discounts and other offering expenses, including the issuance to the underwriter of warrants to purchase 20 shares of common stock (the “Warrants”), with an exercise price of $16,000.00 per share. The Company’s Class A common stock began trading on the Nasdaq Capital Market under the ticker symbol “CTNT” on August 1, 2023.

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

On May 14, 2024, the Company entered into a placement agency agreement with AC Sunshine Securities LLC on a best efforts basis, relating to the Company’s public offering (the “May Offering”) of 4,129 shares of Class A common stock for a price of $1,984.00 per share, less certain placement agent fees. On the same day, the Company entered into a securities purchase agreement with purchasers identified therein. On May 15, 2024, the Company closed the May Offering pursuant to the prospectus included in its registration statement on Form S-1, as amended (File No. 333-276300), which was initially filed with the SEC on December 28, 2023, and declared effective by the SEC on April 26, 2024, and a registration statement on Form S-1 (File No. 333-279388) filed on May 13, 2024, pursuant to Rule 462(b) of the Securities Act of 1933, as amended. The May Offering resulted in gross proceeds to the Company of approximately $8.19 million, before deducting placement agent fees and other offering expenses and fees.

On July 25, 2024, the Company entered into a securities purchase agreement with certain institutional investors for a follow-on offering of 2,025 shares of its Class A common stock, par value $0.0001 per share, at a price of $736.00 per share. On the same day, the Company entered into a placement agency with FT Global Capital, Inc., who acted as the exclusive placement agent on a best efforts basis in connection with such offering. Pursuant to the placement agency agreement, the Company paid FT Global Capital, Inc. a fee of 7.25% of the aggregate purchase price for the shares of Class A common stock sold in the offering, and reimbursed FT Global Capital, Inc. for its expenses up to $90,000 in the aggregate. On July 26, 2024, the Company closed the offering, with net proceeds to the Company of approximately $1.1 million for the Company’s working capital and general corporate purposes.

On November 27, 2024, the Company entered into a stock purchase agreement with TWEW and its stockholders (the “TWEW Seller”). Pursuant to the Agreement, the Company agreed to acquire 100% of the shares in TWEW from the TWEW Seller (the “TWEW Acquisition”) for a total purchase price that included a cash payment of $200,000 and the issuance of 2,348 shares of the Company’s unregistered Class A Common Stock, valued at $800,000. On December 19, 2024, the Company closed the TWEW Acquisition and issued 2,348 shares of its Class A Common Stock accordingly.

On January 27, 2026, the Company entered into certain stock purchase agreements with certain investors, pursuant to which the Company agreed to sell, and the Purchasers agreed to purchase, severally and not jointly, an aggregate of 167,250 shares of the Company’s Class A Common Stock, par value $0.0001 per share, of the Company in an aggregate amount of $40.14 million.

As of March 31, 2026, there were 180,890 shares of Class A Common Stock and 3,456 shares of Class B Common Stock issued and outstanding.

Reverse Stock Split

At a special stockholders’ meeting held on September 30, 2024, the Company’s stockholders approved the Company’s Fourth Amended and Restated Articles of Incorporation to authorize a reverse stock split. Subsequently, on October 7, 2024, the Company’s board of directors approved the Reverse Stock Split and filed its Fourth Amended and Restated Articles of Incorporation with the State of North Carolina pursuant to North Carolina Revised Statutes 55-8-21 on October 8, 2024. The Reverse Stock Split took effect on October 21, 2024. Starting on October 24, 2024, the Company’s Class A Common Stock began trading on the Nasdaq Capital Market on a post-split basis. All share information included on this quarterly report has been retrospectively adjusted to reflect the Reverse Stock Split as if it had occurred as of the earliest period presented.

On March 23, 2026, the Company’s board of directors approved a reverse stock split of the Company’s Common Stock at a ratio of 1-for-200. To implement the reverse stock split, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware on March 24, 2026. The reverse stock split became effective at 8:00 a.m., Eastern Time, on April 20, 2026. Following such reverse stock split, every 200 shares of the Company’s Common Stock outstanding were automatically combined into one new share of Common Stock. No fractional shares were issued in connection with the reverse stock split; any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share. The par value per share of the Company’s Common Stock remained unchanged. As a result of the reverse stock split, the Company’s issued and outstanding Class A Common Stock was reduced from 391,177,712 shares to 1,955,889 shares, and the Company’s issued and outstanding Class B Common Stock was reduced from 690,875 shares to 3,456 shares. The Company’s Class A Common Stock began trading on a split-adjusted basis on April 29, 2026, at which time the Class A Common Stock was assigned a new CUSIP number, 16307X301. All share information included in this quarterly report on Form 10-Q has been retrospectively adjusted to reflect the Reverse Stock Split as if it had occurred as of the earliest period presented.

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

				Total Common
				Shares
				Issuable &
				terminated as
				of
			Exercise	March 31,
Title of Warrant	Date Issued	Expiry Date	Price	2024
Equity-classified warrants

August 2023 – underwriter warrants	8/3/2023	07/31/2026	$16,000.00	20

Termination of Warrants

On March 4, 2024, the Company and Maxim Group LLC signed an agreement to terminate 20 outstanding warrants that had previously been granted to Maxim Group LLC. On March 27, 2024, the Company completed the payment of termination fees totaling $78,125, which was recorded as an offset to additional paid in capital within stockholders’ equity.

There were no warrant shares remaining as of March 31, 2026.

NOTE 16 — SEGMENT REPORTING

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

The Company primarily operates in the U.S. and substantially all of the Company’s long-lived assets are located in the U.S.

	For the Three Months Ended
	March 31,
	2026	2025
Revenues	$92,700	$479,799
Less:
Cost of revenues	72,833	423,543
Staff cost	238,284	314,192
Impairment loss expenses	—	—
Share-based compensation expenses	14,182	16,185
Lease expense	179,849	208,129
Depreciation and amortization expenses	33,393	37,953
Interest expenses	7,700	8,812
Income tax expenses (credit)	4,400	5,355
Other segment items*	158,324	219,539

Segment net loss	(616,265)	(753,909)

Consolidated loss	$(616,265)	$(753,909)

Consolidated total assets	$50,995,045	$11,858,464

*	Other segment items include remaining general and administration expenses, and other income.

NOTE 17 — SUBSEQUENT EVENTS

On April 1, 2026, the Company entered into an unsecured short-term loan agreement in the principal amount of $500,000. The loan bears interest at an annual rate of 5.0%. The loan has a 12-month term and matures on March 31, 2027, with an option to extend for an additional 12 months. All outstanding principal and accrued interest are due in a single lump sum.

On April 1, 2026, the Company completed the disposition of Edward Transit Express Group, Inc., a wholly owned subsidiary of the Company, pursuant to the Stock Purchase Agreement dated March 25, 2026.

On April 16, 2026, the Company entered into a Share Transfer Agreement  with Leyan Yang, a non-U.S. individual, pursuant to which the Company agreed to acquire from the Transferor 100% of the issued and outstanding shares of Super International Trading Limited, a limited liability company incorporated under the laws of Hong Kong and primarily engaged in the trading of large-scale industrial equipment (the “Super Transaction”). The Company expects to close the Super Transaction in May 2026.

On April 20, 2026, the Company effected a 1-for-200 reverse stock split of its issued and outstanding common stock. As a result, every 200 shares of common stock were automatically combined into one share, and no fractional shares were issued. The reverse stock split reduced the number of issued and outstanding shares of the Company’s Class A Common Stock from 391,177,712 shares to 1,955,889 shares, and Class B common stock from 690,875 shares to 3,456 shares. The Company’s Class A common stock began trading on a post-split basis on April 29, 2026, at which time a new CUSIP number (16307X301) was assigned.

On March 31, 2026, the Company entered into a Sales Agreement with AC Sunshine Securities LLC, pursuant to which the Company may, from time to time, offer and sell shares of its Class A Common Stock having an aggregate offering price of up to $100,000,000 through an “at-the-market” offering program. The following “Use of Proceeds” information relates to the at-the-market offering program (the “ATM Offering”) established pursuant to the registration statement on Form S-3 (Registration Number 333-281820), which was declared effective by the SEC on September 6, 2024 and a prospectus supplement filed with the SEC on April 2, 2026. Under the ATM Offering, we may offer and sell shares of our Class A Common Stock from time to time, for an aggregate offering price of up to $70,000,000, through AC Sunshine Securities LLC, acting as our sales agent (the “Sales Agent”). The Company agrees to pay the Sales Agent a commission of 3.0% of the aggregate gross proceeds from each sale of shares under the ATM Offering.

As of the date of this quarterly report, the Company incurred aggregate offering expenses of approximately $3.6 million, including approximately $3.5 million paid to or on behalf of the Sales Agent for commissions and clearing fees, and approximately $0.1 million of other offering-related expenses. After deducting such expenses, the Company received net proceeds of approximately $28.7 million from the ATM Offering as of the date of this Quarterly Report. Approximately $3.5 million of the net proceeds was used to acquire Super International Trading Limited.

On April 23, 2026 and April 27, 2026, the Company entered into two short-term loan agreements in the principal amounts of $9,000,000 and $5,000,000, respectively, to generate interest income. The loans bear interest at an annual rate of 5.0%. The loans have a 12-month term and matures on April 22, 2027 and April 26, 2027, respectively, with an option to extend for an additional 12 months. Interest is payable semi-annually, and principal is due upon maturity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to: any projections of earnings, revenue, or other financial items; any statements regarding the adequacy, availability, and sources of capital, any statements of the plans, strategies, and objectives of management for future operations; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” or “anticipate,” and other similar words. In addition to any assumptions and other factors and matters referred to specifically in connection with such forward-looking statements, factors that could cause actual results or outcomes to differ materially from those contained in the forward-looking statements include those factors set forth in “Item 1A. Risk Factors” included in our annual report on Form 10-K (File No. 001-41761) (the “Annual Report”), which was filed with the SEC on March 20, 2026.

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

On March 3, 2025, the Company’s board of directors approved the discontinuation of the Company’s parallel-import vehicle business. In accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations, all financial results associated with this business have been reclassified as discontinued operations in the accompanying consolidated financial statements for all periods presented. For additional financial details regarding discontinued operations, refer to Note 6 – Discontinued Operations.

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

On January 27, 2026, the Company entered into stock purchase agreements with certain investors for the sale of an aggregate of 167,250 shares of Class A common stock for gross proceeds of approximately $40.14 million in a private placement pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). The private placement closed on February 12, 2026.

On February 2, 2026, we effected a change in our state of incorporation from the State of North Carolina to the State of Delaware by filing with the Secretary of State of the State of North Carolina the applicable Article of Conversion and by filing with the Secretary of State of the State of Delaware the Delaware Certificate of Conversion and the Delaware Certificate of Incorporation.

On March 25, 2026, we entered into a Stock Purchase Agreement with Bing Shao, a non-U.S. individual, and Edward, pursuant to which we agreed to sell, assign, transfer, and deliver to Bing Shao 100% of the shares of common stock of Edward for an aggregate purchase price of $20,000. On April 1, 2026, the transaction was closed.

On April 16, 2026, we entered into a Share Transfer Agreement with Leyan Yang, a non-U.S. individual, pursuant to which we agreed to acquire 100% of the issued shares of Super International Trading Limited, a limited liability company incorporated under the laws of Hong Kong, for an aggregate cash consideration of $4,980,000. As of the date of this quarterly report, the share transfer has not been closed yet.

April 2026 Reverse Stock Split

On February 3, 2026, our board of directors approved and adopted one or more potential amendments to the Certificate of Incorporation of the Company to effect one or more reverse stock splits of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, consisting of Class A common stock, par value $0.0001 per share and Class B common stock, par value $0.0001 per share, at such ratio or ratios as shall be determined by the board of directors in its sole discretion, provided that the aggregate ratio of all such reverse stock splits shall not exceed 1-for-500, to be effected at such time or times within 12 months following the approval of the Company’s stockholders.

On February 3, 2026, FAIRVIEW EASTERN INTERNATIONAL HOLDINGS LIMITED and Huan Liu, collectively holding shares of Class B common stock representing approximately 79.16% of the voting power of the issued and outstanding capital stock of the Company as of that date, approved and adopted the potential amendments and the reverse stock splits through a written consent in lieu of a special meeting of stockholders. Such corporate actions became effective on March 10, 2026, which was 20 calendar days after the Company mailed the definitive information statement on Schedule 14C filed with the SEC on February 13, 2026.

Following the approval of our stockholders, on March 23, 2026, our board of directors approved a reverse stock split of the common stock at a ratio of 1-for-200. To implement the reverse stock split, the Company filed its Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of Delaware on March 24, 2026. The Certificate of Amendment to the Certificate of Incorporation became effect at 8:00 a.m., Eastern Time, on April 20, 2026.

Following such reverse stock split, every 200 shares of common stock outstanding were automatically combined into one new share of common stock. No fractional shares were issued in connection with the reverse stock split; any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share. The par value per share of the common stock remained unchanged. Our Class A common stock started trading on a post-split basis on April 29, 2026, at which time the Class A common stock was assigned a new CUSIP number (16307X301). Additionally, at the Effective Time, proportionate adjustments were made to the Company’s Amended and Restated 2024 Stock Incentive Plan based on the Reverse Stock Split Ratio, including adjustments to the number of shares available for awards and the exercise price of outstanding awards.

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

Risks and uncertainties related to the Company’s business include the following:

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

Results of Operations

The following table provides a summary of our consolidated results of operations for the three months ended March 31, 2026 and 2025, highlighting the financial impact of both continuing and discontinued operations:

	Three Months Ended March 31,				Change
	2026		2025		Amount	%
	USD	%	USD	%
Revenues	$92,700	100.0%	$479,799	100.0%	$(387,099)	(80.7)%
Cost of Revenues	72,833	78.6%	423,543	88.3%	(350,710)	(82.8)%
Gross Profit	19,867	21.4%	56,256	11.7%	(36,389)	(64.7)%
General and administration expenses	770,004	830.6%	1,000,519	208.5%	(230,515)	(23.0)%
Share-based compensation expenses	14,182	15.3%	16,185	3.4%	(2,003)	(12.4)%
Interest income, net	143,442	154.7%	199,278	41.5%	(55,836)	(28.0)%
Other income, net	9,012	9.7%	12,616	2.6%	(3,604)	(28.6)%
(Loss) from continuing operations before tax provision	(611,865)	(660.0)%	(748,554)	(156.0)%	136,689	(18.3)%
Income tax (benefits)	4,400	4.7%	5,355	1.1%	(955)	(17.8)%
Net Loss	(616,265)	(664.8)%	(753,909)	(157.1)%	137,644	(18.3)%

Comparison of the Three Months Ended March 31, 2026 and 2025

Continuing Operations-Logistics and Warehousing Services

Revenues

	For the Three Months Ended March 31,				Change
	2026		2025		Amount	%
	(Unaudited)		(Unaudited)
	USD	%	USD	%
Revenues
Revenues from Edward	$39,700	42.8%	$62,515	13.0%	$(22,815)	(36.5)%
Revenues from TWEW	53,000	57.2%	417,284	87.0%	$(364,284)	(87.3)%
Total revenues	$92,700	100.0%	$479,799	100.0%	$(387,099)	(80.7)%

For the three months ended March 31, 2026, we reported revenue of $92,700 from logistics and warehousing services segment, including $39,700, or 42.8%, of our total revenue from Edward, which we acquired in February 2024, and $53,000, or 57.2%, of our total revenue from TWEW, which we acquired in December 2024.

Revenue from Edward decreased by 36.5% to $39,700 for the three months ended March 31, 2026, compared to $62,515 for the same period in 2025. The decrease was primarily due to reduced business activities and customer volume at Edward in anticipation of the planned sale of the entity.

On March 25, 2026, we entered into a Stock Purchase Agreement with Bing Shao, a non-U.S. individual, and Edward, pursuant to which we agreed to sell, assign, transfer, and deliver to Bing Shao 100% of the shares of common stock of Edward for an aggregate purchase price of $20,000. On April 1, 2026, the transaction was closed. We will continue to focus on improving operational efficiencies and expanding our market presence of TWEW in the California area.

Revenue from TWEW decreased by 87.3% to $53,000 for the three months ended March 31, 2026, compared to $417,284 for the same period in 2025, primarily due to reduced customer demand following changes in tariff policies in 2025.

Cost of Revenues

	For the Three Months Ended March 31,				Change
	2026		2025		Amount	%
	(Unaudited)		(Unaudited)
	USD	%	USD	%
Cost of Revenues
Cost of Revenues from Edward	$19,833	27.2%	$41,810	9.9%	$(21,977)	(52.6)%
Cost of Revenues from TWEW	53,000	72.8%	381,733	90.1%	$(328,733)	(86.1)%
Total cost of revenues	$72,833	100.0%	$423,543	100.0%	$(350,710)	(82.8)%

For the three months ended March 31, 2026, total cost of revenues decreased to $72,833 from $423,543 for the same period in 2025, representing a decrease of $350,710, or 82.8%. Cost of revenues attributable to TWEW was $53,000, representing 72.8% of total cost of revenues in the first quarter of 2026, compared to $381,733 for the same period in 2025, representing a decrease of $328,733, or 86.1%, consistent with the corresponding decline in revenue from TWEW.

Cost of revenues from Edward was $19,833, or 27.2% of total cost of revenues for the three months ended March 31, 2026, compared to $41,810 for the same period in 2025, representing a decrease of $21,977, or 52.6%, consistent with the corresponding decline in revenue from Edward.

Cost of revenues is mainly labor costs for TWEW and ocean freight service costs for Edward.

Operating Expenses

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Payroll and Benefits	$238,284	$314,192	$(75,908)	(24.2)%
Rental and Leases	179,849	208,129	(28,280)	(13.6)%
Travel and Entertainment	31,660	42,030	(10,370)	(24.7)%
Legal and Accounting Fees	92,967	258,005	(165,038)	(64.0)%
Insurance Expenses	53,164	68,736	(15,572)	(22.7)%
Depreciation and Amortization Expenses	33,393	37,953	(4,560)	(12.0)%
Recruiting Expenses	1,862	—	1,862	N/A %
Others	138,825	71,474	67,351	94.2%
Total General and Administrative Expenses	$770,004	$1,000,519	$(230,515)	(23.0)%

General and administrative expenses for the Company’s continuing operations decreased by $230,515, or 23.0%, to $770,004 for the three months ended March 31, 2026 from $1,000,519 for the three months ended March 31, 2025. The decrease was mainly due to (i) a decrease of $165,038 in legal and accounting fees as we recorded the accounting fee for annual audit for Fiscal Year 2024 in the first quarter of 2025, (ii) a decrease of $75,908 in payroll and benefits expense due to staff optimization and cost-saving measures, (iii) a decrease of 28,280 in rental and leases, primarily due to the termination of one of the Company’s office leases, (iv) a decrease of $15,572 in insurance expenses resulting from a change in our insurance provider, (v) a decrease of $10,370 in travel and entertainment expenses during the three months ended March 31, 2026, as the Company reduced discretionary spending and maintained tighter controls over non-essential expenses, (vii) a decrease of $4,560 in depreciation and amortization expenses, as we did an impairment loss on intangible assets in 2025, partially offset by (vi) an increase of $1,862 in recruiting expenses, and (ⅷ) an increase of $67,351 of other miscellaneous general and administration expenses during the three months ended March 31, 2026, primarily due to the increase of other profession fee for TWEW.

Share-based compensation expenses

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
Share-based compensation expenses	$14,182	$16,185	$(2,003)	(12.4)%

Share-based compensation expenses were $14,182 and $16,185 for the three months ended March 31, 2026 and 2025, respectively, representing a decrease of $2,003, or 12.4%.

See also Note 11 – Stock Based Compensation for more details in our Consolidated Financial Statements include in this quarterly report.

Other Income (Expenses), net

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
Interest income	$151,142	$208,090	$(56,948)	(27.4)%

Interest expenses:
Loan Interest expense	6,278	6,670	(392)	(5.9)%
Credit Card Interest	246	—	246	N/A %
Premium Finance Interest	1,176	2,142	(966)	(45.1)%
Total Interest expenses	7,700	8,812	(1,112)	(12.6)%

Other income, net	9,012	12,616	(3,604)	(28.6)%

Total other income, net	$152,454	$211,894	$(59,440)	(28.1)%

Interest income from continuing operations was $151,142 for the three months ended March 31, 2026, compared to $208,090 for the three months ended March 31, 2025, representing a decrease of 56,948, or 27.4%. The decrease was primarily due to a reduction in average outstanding loan balances as certain borrowers repaid a portion of their loans, resulting in lower interest income.

Interest expense incurred from our continuing operations was $7,700 for the three months ended March 31, 2026, which slightly decreased by $1,112, or 12.6%, from $8,812 for the three months ended March 31, 2025, mainly due to primarily due to lower interest incurred on premium finance arrangements.

Income Tax (Benefits)

Our income tax provision for continuing operations was 4,400 for the three months ended March 31, 2026, compared with income tax benefits of approximately $5,355 for the same period in 2025.

Net Loss

As a result of the above factors, we had a net loss of $616,265 from our continuing operations for the three months ended March 31, 2026, compared to a net loss of $753,909 for the same period of 2025.

Discontinued Operations -Parallel- Import vehicle Business

As disclosed in Note 6 – Discontinued Operations, our Board approved the discontinuation of our parallel-import vehicle business on March 3, 2025. The Company fully exited its parallel-import vehicle business during the year ended December 31, 2024. The Company did not generate any income or incur any expenses from discontinued operations for the three months ended March 31, 2026.

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

As of March 31, 2026, we had current assets of $48.4 million, consisting of cash and cash equivalents of $0.7 million, $4.4 million in loan receivables, $0.7 million of other receivables, $2.4 million in prepaid expenses and other current assets, and $40.1 million in deposit on long-term investment from continuing operations. Our current liabilities, all of which related to continuing operations, totaled approximately $1.1 million, consisting of $0.6 million of operating lease liabilities, $0.4 million of other payables, $0.1 million of the current portion of long-term borrowings and loan payable from Premium Finance. The Company also had $0.6 million of long-term borrowings payable, and $0.4 million of operating lease liabilities, long-term portion.

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025, with continuing operations and discontinued operations presented separately:

	Three Months ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Net cash provided by (used in) operating activities	$(2,457,939)	$1,768,126
Cash used in operations-continuing operations	(2,457,939)	(772,374)
Cash provided by operations-discontinued operations	—	2,540,500
Net cash used in investing activities	(37,142,689)	(3,026,400)
Cash used in investing activities-continuing operations	(37,142,689)	(3,026,400)
Net cash provided by (used in) financing activities	40,081,359	(68,539)
Cash provided by (used in) financing activities-continuing operations	40,081,359	(68,539)
Net (decrease) increase in cash	$480,731	$(1,326,813)

Operating Activities

Net cash used in operating activities from continuing operations was $2.5 million for the three months ended March 31, 2026. The negative cash flow was primarily due to (i) a net loss of $0.6 million during the three months ended March 31, 2026, and (ii) an increase of $2.2 million in prepaid expenses and other current assets, (iii) a decrease of $0.2 million in other payables and other current liabilities, and (iv) a decrease of $0.1 million in operating lease liabilities, partially offset by (v) a decrease of $0.5 million in other receivables, and (vi) $0.2 million in amortization of operating lease right-of-use assets and intangible assets.

Net cash used in operating activities from continuing operations was $0.8 million for the three months ended March 31, 2025. This was primarily attributable to (i) a net loss of $0.8 million, and (ii) an increase of $0.2 million in other receivables, partially offset by (iii) 0.1 million in amortization of operating lease right-of-use assets and intangible assets, and (iv) a decrease of $0.1 million in prepaid expenses.

Net cash provided by operating activities from discontinued operations was $nil million for the three months ended March 31, 2026.

Net cash provided by operating activities from discontinued operations was $2.5 million for the three months ended March 31, 2025, primarily due to the collection of $2.5 million in accounts receivable resulting from vehicle sales.

Investing Activities

Net cash used in investing activities from continuing operations was approximately $37.1 million for the three months ended March 31, 2026, including (i) $40.1 million in deposit on long-term investment, (ii) $1.0 million short-term loans receivable from third parties, and offset by (ii) $4.0 million in proceeds of repayment from these loans.

For the three months ended March 31, 2025, net cash used in investing activities was $3.0 million, including (i) $3.0 million in short-term loans receivable from third parties, and offset by (ii) $49,000 proceeds of repayment from these loans.

There were no investing activities related to discontinued operations for the three months ended March 31, 2026 and 2025.

Financing Activities

Net cash used in financing activities from continuing operations was $40.1 for the three months ended March 31, 2026, which consisted of (i) net proceeds from PIPE of $40.1 million, offset by (ii) net repayment of premium finance of $49,297, and (iii) net repayment of long-term borrowings of $9,344.

Net cash used in financing activities from continuing operations was $68,539 for the three months ended March 31, 2025, which consisted of (i) net repayment of premium finance of $59,590, and (ii) net repayment of long-term borrowings of $8,949.

There were no financing activities related to discontinued operations for the three months ended March 31, 2026 and 2025.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our principal executive and principal financial officers, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2026 and determined that the disclosure controls and procedures were ineffective at a reasonable assurance level as of that date.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item. You are encouraged to read the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 20, 2026. In addition, during the quarterly period ended March 31, 2026, the risks described below have newly arisen or become material, and you are encouraged read them together with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

Our investment in a PRC venture capital fund may cause us to be deemed an investment company under the Investment Company Act of 1940, which could materially and adversely affect our business, financial condition and results of operations.

On January 6, 2026, Naiside entered into a partnership agreement with Shanghai Kesheng Investment Management Co., Ltd., as general partner and executive partner, in connection with Naiside’s participation as a limited partner in a venture capital investment fund in the PRC. Pursuant to the partnership agreement, Naiside subscribed for a 7.0% limited partnership interest and made a capital commitment of approximately US$40.0 million to the venture capital fund. On January 29, 2026, Naiside made a capital contribution of US$40,131,287 to the venture capital fund in accordance with the partnership agreement. The venture capital fund is intended to invest primarily in China-based companies engaged in logistics technology, compliance technology, and supply chain technology and services, particularly companies that provide products or services to customers in the United States and European markets. The venture capital fund will focus primarily on companies at venture capital stages, with each individual portfolio investment generally ranging from approximately US$0.7 million to US$7.0 million. The general partner is responsible for the execution of the partnership’s affairs.

As a result of this investment, a significant portion of our assets may consist of securities or interests in a venture capital fund. We do not intend to become an “investment company” as defined under the Investment Company Act of 1940, as amended. However, depending on the composition and value of our assets, including the value of our limited partnership interest in the venture capital fund, and the manner in which our business and investment activities are conducted, we may be deemed to be an investment company under the Investment Company Act. In particular, if our investment securities were to exceed applicable thresholds under the Investment Company Act and we were unable to rely on an available exemption, exclusion or other relief, we could be required to register as an investment company.

Registration as an investment company would subject us to a comprehensive regulatory regime that is inconsistent with our intended business strategy and operations, including restrictions on our capital structure, leverage, issuance of securities, transactions with affiliates, custody of assets, governance, reporting obligations, and the manner in which we conduct our business. Compliance with these requirements could be costly and burdensome and could require us to materially alter our business strategy, dispose of certain assets, restructure or unwind our investment in the venture capital fund, or limit our ability to pursue strategic transactions or other business opportunities. If we were deemed to be an investment company and failed to register or qualify for an exemption, exclusion or other relief, we could be subject to regulatory enforcement actions, monetary penalties, restrictions on our operations and adverse consequences with respect to our contracts and securities offerings. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and the market price of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The July 2024 Offering

The following “Use of Proceeds” information relates to the registration statement on Form S-1 (File Number 333-280743) for the July Offering, which was declared effective by the SEC on July 15, 2024. We issued and sold an aggregate of 2,025 shares of Class A common stock, at a price of $736.00 per share for gross proceeds of $1.49 million before deducting offering related expenses. FT Global Capital, Inc. was the exclusive placement agent of such offering.

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

The February 2026 Private Placement

On February 12, 2026, we closed a private placement (the “February 2026 Private Placement”) pursuant to certain stock purchase agreements dated January 27, 2026 (the “Stock Purchase Agreements”) with certain investors (the “Purchasers”), pursuant to which we issued an aggregate of 167,250 shares of Class A common stock, par value $0.0001 per share (the “Shares”), for aggregate gross proceeds of $40.14 million. The Shares issued in the February 2026 Private Placement were not registered under the Securities Act and were issued in reliance upon the exemption from registration provided by Regulation S promulgated thereunder. Each of the Purchasers represented to us that such Purchaser is not a resident of the United States and is not a “U.S. person” as defined in Rule 902(k) of Regulation S under the Securities Act, and that such Purchaser did not acquire the Shares for the account or benefit of any U.S. person. The Shares have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.

On January 6, 2026, Naiside (Shenzhen) International Trading Co., Ltd. (“Naiside”), a subsidiary of NexTrade International LLC, entered into a partnership agreement with Shanghai Kesheng Investment Management Co., Ltd., as general partner and executive partner of the partnership contemplated thereby, in connection with Naiside’s participation as a limited partner in an investment fund in the PRC. Pursuant to the partnership agreement, Naiside subscribed for a 7.0% limited partnership interest and, on January 29, 2026, Naiside made a capital contribution in the amount of US$40,131,287 to the fund in accordance with the partnership agreement. The fund is intended to invest primarily in China-based companies engaged in logistics technology, compliance technology, and supply chain technology and services, particularly those that provide products or services to customers in the United States and European markets. The fund will focus primarily on companies at venture capital stages, with each individual portfolio investment generally ranging from approximately US$0.7 million to US$7.0 million. The partnership agreement provides that the fund shall pay the general partner an annual management fee equal to 2% of the fund’s paid-in capital, and further provides that, following the exit of any portfolio investment and the fund’s receipt of the applicable proceeds, the fund shall distribute available proceeds to its limited partner, after deducting or reserving for applicable investment principal, the general partner’s entitlement to 30% of the net profits from such exit, and any other amounts payable or required to be reserved under the partnership agreement. The general partner is responsible for the execution of partnership affairs. Naiside’s capital contribution to the fund was funded entirely with the proceeds from the February 2026 Private Placement. After giving effect to such investment, all proceeds from the February 2026 Private Placement had been used, and no such proceeds remained available to the Company.

The 2026 ATM Offering

On March 31, 2026, the Company entered into a Sales Agreement with AC Sunshine Securities LLC, pursuant to which the Company may, from time to time, offer and sell shares of its Class A Common Stock having an aggregate offering price of up to $100,000,000 through an “at-the-market” offering program. The following “Use of Proceeds” information relates to the at-the-market offering program (the “ATM Offering”) established pursuant to the registration statement on Form S-3 (Registration Number 333-281820), which was declared effective by the SEC on September 6, 2024 and a prospectus supplement filed with the SEC on April 2, 2026. Under the ATM Offering, we may offer and sell shares of our Class A Common Stock from time to time, for an aggregate offering price of up to $70,000,000, through AC Sunshine Securities LLC, acting as our sales agent (the “Sales Agent”). We will pay the Sales Agent a commission of 3.0% of the aggregate gross proceeds from each sale of shares under the ATM Offering.

As of March 31, 2026, no shares of our Class A common stock had been sold under the ATM Offering, and we had not received any proceeds therefrom. As of the date of this quarterly report, the Sales Agent has sold an aggregate of 1,775,000 shares of our Class A common stock at an average offering price of $18.21 per share, for aggregate gross proceeds of $32.3 million. We have incurred approximately $3.6 million in expenses in connection with the ATM Offering, including $3.5 million in expenses paid to or for the account of the Sales Agent, commissions and clearing fees, and $0.1 million in other expenses. None of the offering expenses consisted of payments to any directors or officers of the Company or their associates, any persons owning 10% or more of our equity securities, or any of our affiliates.

As of the date of this quarterly report, after deducting offering expenses, we received net proceeds of approximately $28.7 million from the ATM Offering, of which approximately $3.5 million was used to acquire Super International Group Limited. None of such net proceeds were paid, directly or indirectly, to any of our directors or officers or their associates, any persons owning 10% or more of our equity securities, or any of our affiliates.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits listed below are filed as part of this quarterly report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Plan of Conversion	8-K	001-41761	2.1	February 3, 2026

3.1	Certificate of Incorporation	8-K	001-41761	3.2	February 3, 2026

3.2	Certificate of Amendment to Certificate of Incorporation	8-K	001-41761	3.1	April 24, 2026

3.3	Certificate of Conversion	8-K	001-41761	3.1	February 3, 2026

3.4	Bylaws	8-K	001-41761	3.3	February 3, 2026

4.1	Specimen Stock Certificate	10-K	001-41761	4.1	March 20, 2026

10.1	Form of Stock Purchase Agreement dated January 27, 2026 by and between the Company and certain investors	8-K	001-41761	10.1	January 29, 2026

10.2	Stock Purchase Agreement dated March 25, 2026 by and among the Company, Bing Shao, and Edward Transit Express Group, Inc.	8-K	001-41761	10.1	March 25, 2026

10.3	Support and Restrictive Covenant Agreement dated March 25, 2026 by and among the Company, Bing Shao, and Edward Transit Express Group Inc.	8-K	001-41761	10.2	March 25, 2026

10.4	Sales Agreement dated March 31, 2026 by and between the Company and AC Sunshine Securities LLC	8-K	001-41761	10.1	April 2, 2026

10.5	Share Transfer Agreement, dated as of April 16, 2026, by and between the Company and Leyan Yang	8-K	001-41761	10.1	April 16, 2026

10.6	Loan Agreement dated March 17, 2026, by and between the Company and Hongkong Sanyou Petroleum Co Limited	—	—	—	Filed herewith

10.7	Loan Extension Agreement effective March 17, 2026, by and between the Company and Hongkong Sanyou Petroleum Co Limited	—	—	—	Filed herewith

10.8	Loan Extension Agreement effective March 18, 2026, by and between the Company and Asia Finance Investment Limited	—	—	—	Filed herewith

10.9	Loan Extension Agreement effective March 19, 2026, by and between the Company and Asia Finance Investment Limited	—	—	—	Filed herewith

10.10	Partnership Agreement dated January 6, 2026, by and between Naiside (Shenzhen) International Trading Co., Ltd. and Shanghai Kesheng Investment Management Co., Ltd.	—	—	—	Filed herewith

10.11	Loan Agreement dated April 23, 2026, by and between the Company and Hongkong Sanyou Petroleum Co Limited	—	—	—	Filed herewith

10.12	Loan Agreement dated April 27, 2026, by and between the Company and Hongkong Sanyou Petroleum Co Limited	—	—	—	Filed herewith

10.13	Loan Agreement dated April 1, 2026, by and between the Company and Hongkong Sanyou Petroleum Co Limited	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

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

Date: May 14, 2026

Cheetah Net Supply Chain Service Inc.

By:	/s/ Huan Liu
Huan Liu
Chief Executive Officer, Director, and Chairman of the Board of Directors