Form 10-Q
period 2026-06-30
CHEETAH NET SUPPLY CHAIN SERVICE INC.
filed 2026-08-13
CIK 1951667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 10, 2026, there were 2,955,935 shares of Class A common stock and 203,456 shares of Class B common stock, par value $0.0001 per share, outstanding.

Cheetah Net Supply Chain Service Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2026

i

CHEETAH NET SUPPLY CHAIN SERVICE INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHEETAH NET SUPPLY CHAIN SERVICE INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025*
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,143,604	$233,217
Accounts receivable, net	734,162	6,540
Loan receivable	29,951,513	7,430,111
Other receivables, net	960,451	1,157,130
Prepaid expenses and other current assets	821,030	238,648
Receivable from withdrawal of investment deposit	41,110,573	—
TOTAL CURRENT ASSETS	75,721,333	9,065,646
NONCURRENT ASSETS:
Property, plant, and equipment, net	309,792	358,868
Operating lease right-of-use assets	530,929	1,165,517
Intangibles, net	505,000	792,571
Goodwill	2,665,654	475,862
Contingent consideration asset	2,783,884	—
TOTAL NONCURRENT ASSETS	6,795,259	2,792,818
TOTAL ASSETS	$82,516,592	$11,858,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$733,426	$32,762
Current portion of long-term debt	37,279	35,902
Loans payable from premium finance	—	82,650
Due to a related party	9,713	5,204
Operating lease liabilities, current	502,249	594,407
Accrued liabilities and other current liabilities	309,823	594,693
TOTAL CURRENT LIABILITIES	1,592,490	1,345,618
NONCURRENT LIABILITIES:
Long-term debt, net of current portion	552,570	572,653
Operating lease liabilities, net of current portion	44,950	584,606
TOTAL NONCURRENT LIABILITIES	597,520	1,157,259
TOTAL LIABILITIES	$2,190,010	$2,502,877

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY

Common stock, $0.0001 par value, 2,200,000,000 and 1,000,000,000 shares authorized; 3,159,391 and 17,096 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively, including: *

Class A common stock, $0.0001 par value, 2,000,000,000 and 891,750,000 shares authorized; 2,955,935 and 13,640 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	296	1
Class B common stock, $0.0001 par value, 200,000,000 and 108,250,000 shares authorized; 203,456 and 3,456 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively	20	—
Additional paid-in capital	89,201,800	17,685,900
Accumulated deficit	(8,875,534)	(8,330,314)
TOTAL STOCKHOLDERS’ EQUITY	80,326,582	9,355,587

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,516,592	$11,858,464

* Retrospectively restated for effect of the Company’s amended and restated articles of incorporation and bylaws and the reverse split took effect on April 29, 2026. See also Note 16.

The accompanying notes are an integral part of these consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025*	2026	2025*
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$868,909	$354,126	$961,609	$833,925

COST OF REVENUE	849,409	319,226	922,242	742,769

GROSS PROFIT	19,500	34,900	39,367	91,156

OPERATING EXPENSES
General and administrative expenses	887,115	805,305	1,657,119	1,805,824
Share-based compensation expenses	14,182	10,444	28,364	26,629
TOTAL OPERATING EXPENSES	901,297	815,749	1,685,483	1,832,453

LOSS FROM OPERATIONS	(881,797)	(780,849)	(1,646,116)	(1,741,297)

OTHER INCOME (EXPENSES)
Interest income	264,695	272,228	415,837	480,318
Interest expenses	(6,799)	(8,060)	(14,499)	(16,872)
Loss on disposal of Edward	(297,610)	—	(297,610)	—
Other income	993,766	17,140	1,002,778	29,756
OTHER INCOME, NET	954,052	281,308	1,106,506	493,202

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	72,255	(499,541)	(539,610)	(1,248,095)

Income tax	1,210	12,987	5,610	18,342

INCOME (LOSS) FROM CONTINUING OPERATIONS	71,045	(512,528)	(545,220)	(1,266,437)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—

NET INCOME (LOSS)	$71,045	$(512,528)	$(545,220)	$(1,266,437)

Income (loss) from continuing operations per ordinary share - basic and diluted	$0.037	$(31.84)	$(0.53)	$(78.68)
Income (loss) from discontinued operations per ordinary share - basic and diluted	$0.00	$0.00	$0.00	$0.00
Earnings (loss) per share - basic and diluted	$0.037	$(31.84)	$(0.53)	$(78.68)
Weighted average shares - basic and diluted	1,909,536	16,096	1,027,682	16,096

* Certain reclassifications have been made to the financial statements for the period ended June 30, 2025, to conform to the presentation for the period ended June 30, 2026, with no effect on previously reported net income (loss). See Note 6 – Discontinued Operations.

The accompanying notes are an integral part of these consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock*
	Class A		Class B		Additional			Total
	Common		Common		paid-in	Subscription	Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Deficit	Equity
Balance, December 31, 2025*	13,640	$1	3,456	$—	$17,685,900	$—	$(8,330,314)	$9,355,587

Share-based compensation expenses	—	—	—	—	14,182	—	—	14,182
Issuance of common stock in private placement, net of offering costs	167,250	17	—	—	40,139,983	—	—	40,140,000
Net loss from continuing operations for the period	—	—	—	—	—	—	(616,265)	(616,265)
Balance, March 31, 2026	180,890	$18	3,456	$—	$57,840,065	$—	$(8,946,579)	$48,893,504

Share-based compensation expenses	—	—	—	—	14,182	—	—	14,182
Issuance of common stock under ATM offering	2,775,000	278	—	—	30,947,573	—	—	30,947,851
Issuance of Class B common stock pursuant to stock subscription	—	—	200,000	20	399,980	—	—	400,000
Fraction shares issued due to reverse stock split	45	—	—	—	—	—	—	—
Net loss from continuing operations for the period	—	—	—	—	—	—	71,045	71,045

Balance, June 30, 2026	2,955,935	$296	203,456	$20	$89,201,800	$—	$(8,875,534)	$80,326,582

	Common Stock*

	Class A		Class B		Additional		Retained Earnings	Total
	Common		Common		paid-in	Subscription	(Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Deficit)	Equity
Balance, December 31, 2024*	13,361	$1	2,735	$—	$17,298,282	$—	$(4,680,611)	$12,617,672

Share-based compensation expenses	—	—	—	—	16,185	—	—	16,185
Net loss from continuing operations for the period	—	—	—	—	—	—	(753,909)	(753,909)

Balance, March 31, 2025*	13,361	$1	2,735	$—	$17,314,467	$—	$(5,434,520)	$11,879,948

Share-based compensation expenses	—	—	—	—	10,444	—	—	10,444
Net loss from continuing operations for the period	—	—	—	—	—	—	(512,528)	(512,528)

Balance, June 30, 2025*	13,361	$1	2,735	$—	$17,324,911	$—	$(5,947,048)	$11,377,864

* Retrospectively restated for effect of the Company’s amended and restated articles of incorporation and bylaws and the reverse split took effect on April 29, 2026. See also Note 15.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net Loss	$(545,220)	$(1,266,437)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,507	19,764
Loss on disposal of Edward	297,610	—
Amortization of operating lease right-of-use assets	254,432	161,875
Amortization of intangible assets	38,511	56,144
Share-based compensation expenses	28,364	26,629
Changes in operating assets and liabilities:
Accounts receivable	109,768	28,326
Other receivables	196,604	(472,883)
Due to a related party	4,509	—
Prepaid expenses and other current assets	(611,041)	219,713
Accounts payable	(104,760)	—
Other payables and other current liabilities	(301,003)	37,797
Operating lease liabilities	(250,041)	(17,761)
Cash used in operating activities-continuing operations	(865,760)	(1,206,833)
Cash provided by operating activities-discontinued operations	—	2,540,501
Net cash provided by operating activities	(865,760)	1,333,668

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(4,974,529)	—
Cash used in disposal of Edward	(3,844)	—
Investment	(41,110,573)	—
Loans made to third parties	(26,490,000)	(3,445,150)
Loans repayment received from third parties	3,968,598	784,000
Cash used in investing activities-continuing operations	(68,610,348)	(2,661,150)
Net cash used in investing activities	(68,610,348)	(2,661,150)

Cash flows from financing activities:
Proceeds from PIPE	40,140,000	—
Proceeds from issuance of common stock under ATM offering	30,947,851	—
Issuance of Class B common stock pursuant to stock subscription	400,000	—
Repayments of premium finance	(82,650)	(120,461)
Repayments of long-term borrowings	(18,706)	(17,833)
Cash (used in) provided by financing activities-continuing operations	71,386,496	(138,294)
Net cash (used in) provided by financing activities	71,386,496	(138,294)

Net (decrease) increase in cash	1,910,387	(1,465,776)
Cash, beginning of period	233,217	1,650,962
Cash, end of period	2,143,604	185,186
Less cash and cash equivalents of discontinued operations	—	—
Cash of continuing operations	$2,143,604	$185,186

Supplemental cash flow information
Cash paid for income taxes	$2,155	$2,155
Cash paid for interests	$14,499	$16,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Cheetah Net Supply Chain Service Inc. (“Cheetah Net” or the “Company”), formerly known as Yuan Qiu Business Group LLC, was established under the laws of the State of North Carolina on August 9, 2016 as a limited liability company (“LLC”). On March 1, 2022, the Company filed articles of incorporation including articles of conversion with the Secretary of State of the State of North Carolina to convert from an LLC to a corporation, and changed its name to Cheetah Net Supply Chain Service Inc. On February 2, 2026, the Company converted from a corporation organized under the laws of the State of North Carolina into a corporation organized under the laws of the State of Delaware pursuant to a plan of conversion approved by the Company’s stockholders. The conversion constituted a continuation of the Company’s existence and did not result in any change to the Company’s business, assets, liabilities or outstanding shares of common stock. The Company holds 100% of the equity interests in the following entities:

●	(i) Allen-Boy International LLC (“Allen-Boy”), an LLC organized on August 31, 2016 under the laws of the State of Delaware, which was acquired by Cheetah Net from Yingchang Yuan, the previous owner of Allen-Boy who beneficially owns 1,200,000 shares of Class A common stock of Cheetah Net, for a total consideration of $100 on January 1, 2017. Allen-Boy did not have any business activities until acquired by Cheetah Net. Allen-Boy previously engaged in the parallel-import vehicle dealership business, which the Company discontinued in March 2025. As of the date of this report, Allen-Boy is not engaged in any business operations.
●	(ii) Entour Solutions LLC (“Entour”), an LLC organized on April 8, 2021 under the laws of the State of New York, which was acquired by Cheetah Net from Daihan Ding, the previous owner of Entour, for a total consideration of $100 on April 9, 2021. Entour did not have any business activities until acquired by Cheetah Net. Entour previously engaged in the parallel-import vehicle dealership business, which the Company discontinued in March 2025. As of the date of this report, Entour is not engaged in any business operations.
●	(iii) TW & EW Services Inc. (“TWEW”), a corporation incorporated on February 27, 2020 under the laws of the State of California, whose previous shareholders and owners transferred all their rights, titles, and interests in and to all of the issued and outstanding equity interests of TWEW to Cheetah Net for a total consideration of $1.0 million, consisting of a $200,000 cash payment and Class A common stock valued at $800,000 through a stock purchase agreement dated November 27, 2024. The TWEW acquisition was closed on December 19, 2024. Currently, TWEW is engaged in logistics and labor services to strengthen the Company’s position in the logistics sector.
●	(iv) NexTrade International LLC (“NexTrade”), a limited liability company organized on September 13, 2024 under the laws of the State of Delaware. NexTrade holds 100% of the ownership interests in Naiside (Shenzhen) International Trading Co., Ltd., a limited liability company organized on December 3, 2024 under the laws of the PRC. On December 19, 2024, the Company entered into a membership interest purchase agreement with Pingzheng Li, the then 100% owner of NexTrade, pursuant to which the Company purchased the 100% membership interests in NexTrade for the consideration of $1. The transaction closed on the same day. As of the date of this report, NexTrade is not engaged in any business operations.
●	(v) Cheetah Net Supply Chain Service Ltd (“Cheetah BVI”), a corporation incorporated on March 28, 2025 under the laws of the British Virgin Islands. As of the date of this report, Cheetah BVI is not engaged in any business operations.
●	(vi) Super International Trading Limited (“Super International”), a private limited company incorporated under the laws of Hong Kong, which was acquired by Cheetah Net from Mr. Leyan Yang, the sole shareholder of Super International, for a total consideration of $4,980,000 in cash on May 27, 2026. Super International is engaged in the procurement and sale of excavators and construction machinery, conducting purchase and resale transactions with equipment suppliers and export-oriented trading customers.

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

Logistics and Warehousing Services

The Company’s disposed subsidiary, Edward Transit Express Group, Inc. (“Edward”), operates as a licensed Non-Vessel Operating Common Carrier. It manages freight forwarding, including shipment consolidation and carrier selection, aimed at optimizing shipping operations. Edward also provides warehousing services encompassing fulfillment, storage, and inventory management, crucial for supporting both the Company’s operations and its clients’ logistics needs. On April 1, 2026, the Company completed the disposition of Edward pursuant to a Stock Purchase Agreement dated March 25, 2026.

The Company’s subsidiary, TWEW, specializes in general labor support services and logistics coordination, providing workforce solutions and operational efficiency tools tailored to the logistics and labor sectors. TWEW’s expertise in labor management and logistical support enables the Company to streamline operations, expand its service offerings, and enhance its market position. Management continues to focus on improving operational efficiencies and expanding its market presence in the logistics and warehousing sectors.

International Trading

The Company’s subsidiary, Super International, is primarily engaged in the procurement and sale of excavators and other construction machinery. Super International operates purchases equipment from suppliers and resells the equipment to export-oriented trading customers based on customer demand. The addition of this business expands the Company’s service offerings and complements its existing logistics and warehousing operations by creating potential opportunities for integrated equipment trading, transportation, and warehousing services.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation. As a U.S.-based company operating globally and transacting solely in United States Dollars (USD), both the Company’s presentation and functional currencies are the USD. This uniformity simplifies the Company’s financial reporting process and ensures clarity in its financial transactions. The Company’s financial statements, therefore, are presented in USD, in compliance with U.S. GAAP requirements, and provide transparent and straightforward financial information to the Company’s stockholders.

Use of estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates are based on information as of the date of the consolidated financial statements. Significant estimates required to be made by management include, but are not limited to, allowance credit losses of accounts receivables and loan receivables from third parties, the revenue recognition, impairment of long-lived assets, and the realization of deferred tax assets. Actual results could differ from those estimates.

Going Concern Consideration

The Company’s consolidated financial statements are prepared assuming that the Company will continue as a going concern.

The Company reported a net loss of approximately $0.5 million for six months ended June 30, 2026, and net cash used in operating activities of approximately $0.9 million. As the Company has been integrating into newly acquired international trading business and developing to the logistics and warehousing service business, the Company may continue to incur operating losses and generate negative cash flow. These factors raise doubts about the Company’s ability to continue as a going concern.

As of June 30, 2026, the Company had cash and cash equivalents of approximately $2.1 million and a working capital balance of $74.1 million. In addition, the Company had receivable from withdrawal of investment deposit of $41.1 million and loan receivable from third parties of approximately $30.0 million, which can be sufficient for the Company to support its ongoing business operations and meet the obligations in the future.

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements – Going Concern. This evaluation considered the Company’s current financial condition, expected cash flows, obligations due within the next 12 months, and available sources of liquidity.

While management understands that the ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its new business strategy and eventually attain profitable operations, management has concluded that there are no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these consolidated financial statements. Accordingly, the Company’s consolidated financial statements as of June 30, 2026 have been prepared on a going concern basis.

Risks and uncertainties

The Company is undergoing a transformation of its business model. As a company located in the U.S. and doing business with the PRC and other international markets, the Company’s business, financial condition, and results of operations may be influenced by political, economic, and legal environments in the U.S., the PRC, and other jurisdictions in which it operates, as well as by the general state of the relevant economies. The Company’s results may be adversely affected by changes in political, regulatory, trade, tariff, and social conditions in these jurisdictions.

Risks and uncertainties related to the Company’s business include, but are not limited to, the following:

●	The business shift from parallel-import vehicle sales to logistics and warehousing services and international trading may depend on factors relating to the business environment, operational management, market expansion, and the successful integration of newly acquired businesses;
●	Government policies relating to ocean freight, international trade, tariffs, import and export controls, and customs requirements may reduce market demand for the Company’s freight, logistics, warehousing, and international trading businesses, increase operating costs, or otherwise negatively affect the Company’s business and growth prospects;
●	The Company’s logistics and warehousing and international trading businesses depend significantly on a limited number of customers and third-party transportation, labor, equipment supply, and other service providers;
●	Any adverse change in political relations between the PRC and the U.S., including ongoing trade conflicts between the U.S. and the PRC, may negatively affect the Company’s business; and
●	Competition in the logistics, warehousing, and international trading industries, based on factors such as service quality, speed, reliability, product availability, and pricing, may limit the Company’s ability to expand its non-vehicle logistics, warehousing, and international trading revenue. The Company’s success in these areas will depend on its ability to develop and scale an effective salesforce, maintain relationships with suppliers and customers, and effectively market its services and products in the U.S., the PRC, and other international markets.

The Company’s business, financial condition, and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics, and other catastrophic incidents, which could significantly disrupt the Company’s operations.

Cash and cash equivalents

Cash and cash equivalents consist of cash in bank and interest-bearing certificates of deposit with an initial term of three months when purchased. As of June 30, 2026 and December 31, 2025, all cash and cash equivalents were related to continuing operations.

	June 30,	December 31,
	2026	2025
Cash held in Current Accounts	$2,143,604	$233,217
Total cash and cash equivalents shown in the statements of cash flows	$2,143,604	$233,217

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

During the six months ended June 30, 2026 and 2025, no allowance for credit losses on accounts receivable from continuing operations was recorded. (See Note 6 – Discontinued Operations for further details.)

Inventory

Inventories primarily consist of construction machinery and related equipment purchased for resale. Inventories are stated at the lower of cost and net realizable value. Cost is determined using the specific identification method and includes the purchase price and other costs directly attributable to bringing the inventories to their present location and condition.

Net realizable value represents the estimated selling price in the ordinary course of business, less reasonably predictable costs. The Company evaluates inventories at each reporting date for indicators that their net realizable value may be below cost, including physical damage, obsolescence, changes in market demand, changes in estimated selling prices, and slow-moving inventory. Any write-down to net realizable value is recognized in cost of revenues in the period in which the decline occurs.

Loan receivable

The Company’s loans receivable, which consist of loans to third parties, are recognized at the point of loan disbursement, initially measured at fair value, primarily reflecting the disbursed amount and associated transaction costs. Both secured and unsecured lending are encompassed in these receivables, with terms including varying interest rates and maturity dates. Subsequently, these receivables are measured at amortized cost using the effective interest method, which ensures the accurate recognition of interest income over the loan period. The interest rates for these loans may be subject to change based on the terms of loan agreements. Periodic reviews of the loan portfolio are conducted to assess for impairment, utilizing the expected credit loss model. This approach considers historical credit loss experience, current conditions, and reasonable forecasts in estimating potential credit losses. As of June 30, 2026 and December 31, 2025, no impairment allowance was recorded for the loan receivable.

Receivable from withdrawal of investment deposit

A receivable from withdrawal of investment deposit is recognized when the underlying investment arrangement has been terminated, the Company no longer holds an ownership interest in the investee, and the counterparty has a contractual obligation to refund the Company’s capital contribution. The receivable is initially recognized at the amount contractually refundable to the Company and is subsequently measured at amortized cost, net of an allowance for expected credit losses, if any.

The Company evaluates the receivable for expected credit losses in accordance with ASC 326, Financial Instruments—Credit Losses, based on the counterparty’s repayment capacity, the contractual repayment terms, expected sources of repayment, subsequent collections, and other relevant facts and circumstances.

As of June 30, 2026, the Company recorded a receivable from withdrawal of investment deposit of RMB 280,000,000, equivalent to approximately US$41,110,573, following the termination of the related partnership agreement. See Note 5 for additional information.

Based on the Company’s assessment, no allowance for expected credit losses was recorded as of June 30, 2026.

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

Intangible assets, net

The Company recorded intangible assets with the acquisitions of TWEW during the fourth quarter of 2024 (see Note 9- Intangible Asset and Goodwill). Intangible assets consist of customer relationships, which are amortized on a straight-line basis or over their respective useful lives using patterns that reflect the economic benefits the assets are expected to realize. The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Amortization of intangible assets is computed using the straight-line method over the estimated useful lives as below:

Intangible assets	Estimated useful life
Customer relationships	10-12 years

The estimated useful lives of intangible assets with finite lives are reassessed if circumstances occur that indicate the original estimated useful lives have changed.

The Company did not recognize any impairment to intangible assets for the six months ended June 30, 2026 and 2025.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, loans receivable, loans payable, and other payables and other current liabilities, approximated the fair value of the respective assets and liabilities as of June 30, 2026 and December 31, 2025 based upon the short-term nature of the assets and liabilities.

The Company applied level 3 to obtain the fair value of intangible assets and goodwill. See NOTE 9 — Intangible Asset and Goodwill.

The Company believes that the carrying amount of long-term loans approximated fair value as of June 30, 2026 and December 31, 2025 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The ROU asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All ROU assets are reviewed for impairment annually. There was no impairment for ROU lease assets for the six months ended June 30, 2026 and 2025.

Contingent consideration asset

A contingent consideration asset is the acquirer’s contractual right to receive cash or other assets from the former owners of an acquiree if specified future events occur or conditions are met. The Company recognizes contingent consideration assets arising from business combinations in accordance with ASC 805, Business Combinations (“ASC 805”). The Company recognizes the acquisition-date fair value of such rights as part of the consideration transferred in exchange for the acquiree (ASC 805-30-25-5), and measures the right to receive cash on the same basis as a financial asset (ASC 805-30-25-7). Contingent consideration assets are presented as non-current assets on the consolidated balance sheet, separately from goodwill.

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

For the six months ended June 30, 2026 and 2025, the Company did not record any impairment.

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

The Company generated revenues from freight forwarding services provided by Edward and general labor and logistics provided by TWEW to corporate and retail clients, including transportation, cargo warehousing, freight forwarding, labor service, and cargo loading and unloading, and international trading services provided through Cheetah and Super International, primarily involving the purchase and resale of construction machinery to trading and export customers.

Revenue for freight forwarding services, both export and import, is recognized when the services are provided. The Company’s role as the principal in these services involves managing the process up to the point where control is transferred based on contractual terms, allowing revenue recognition on a gross basis throughout the transit period. For warehousing services, revenue is primarily derived from storage fees, which are recognized based on the actual number of days the goods are stored in the warehouse while awaiting further transportation. Across all operations, the Company maintains a principal position, controlling the goods and services, bearing inventory and pricing risks, and fulfilling performance obligations directly. Each contract is typically structured with a single performance obligation without allowances for returns or sales incentives. There were no provisions for sales return allowances based on historical experiences of no returns. Following the disposal of Edward on April 1, 2026, the Company ceased its freight forwarding operations conducted through Edward.

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

Revenue from international trading, provided through Cheetah and Super International, is recognized at a point in time when control of construction machinery transfers to trading and export customers, generally upon pickup at the Company’s designated warehouse under EXW terms. The Company acts as the principal in these transactions, taking legal title to and bearing inventory risk on equipment purchased from suppliers prior to resale, and therefore recognizes revenue on a gross basis. Each contract represents a single performance obligation, with a fixed transaction price and no provisions for sales returns based on historical experience.

Disaggregation of Revenue

The Company disaggregates its revenue by geographic areas, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of the revenue and cash flows are affected by economic factors.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
U.S. domestic market	$—	$333,591	$79,530	$798,474
Overseas market	868,909	20,535	882,079	35,451
Total revenue	$868,909	$354,126	$961,609	$833,925

For the three months ended June 30, 2026, the Company’s total revenue from continuing operations was $868,909, increased by $514,783 from $354,126 for the same period in 2025.

For the six months ended June 30, 2026, total revenue from continuing operations was $961,609, an increase of $127,684 from $833,925 for the same period in 2025. This growth was primarily driven by the acquisition of Super International in May 2026, whose operations are entirely focused on the overseas market.

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

International Trading Segment

Cost of international trading revenue mainly includes the purchase cost of construction machinery acquired from suppliers, together with related inbound freight and handling charges incurred prior to resale. Cost is recognized in the same period as the related revenue, upon transfer of control of the equipment to the customer.

General and Administration Expenses

The Company’s general and administrative expenses for the continuing operations primarily include employee salaries and benefits, depreciation and amortization, office lease expenses, travelling and entertainment expenses, legal and consulting fees, insurance and other miscellaneous administrative expenses. For the three and six months ended June 30, 2026, general and administration expenses for the continuing operations were $887,115 and $1,657,119, respectively. For the three and six months ended June 30, 2025, general and administration expenses for the continuing operations were $805,305 and $1,805,824, respectively.

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

The Company assesses deferred tax assets to determine whether they are realizable. As of June 30, 2026, the Company recorded a full valuation allowance against deferred tax assets, as it has generated a three-year cumulative pretax book loss and is forecasting a loss for 2026. Based on this evidence, realization of deferred tax assets is not considered more-likely-than-not at this time.

The Company records uncertain tax positions in accordance with ASC 740, using a two-step process to determine whether tax positions will be sustained. The Company has concluded that there are no uncertain tax positions requiring recognition as of June 30, 2026 and 2025.

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

As of June 30, 2026, the Company’s consolidated income tax returns for the tax years ended December 31, 2022 through December 31, 2025 remained open for statutory examination by U.S. tax authorities.

(Loss) Earnings per share

The Company computes (loss) earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the six months ended June 30, 2026 and 2025, there were no dilutive shares outstanding, as presented in the tables below:

	June 30, 2026
	Loss	Share	Per share amount
Basic and diluted EPS
Loss from continuing operations per ordinary share	$(545,220)	1,027,682	$(0.53)
Loss from discontinued operations per ordinary share	—	1,027,682	0.00
Loss from operations per ordinary share	$(545,220)	—	$(0.53)

	June 30, 2025
	Loss	Share	Per share amount
Basic and diluted EPS
Loss from continuing operations per ordinary share	$(1,266,437)	16,096	$(78.68)
Loss from discontinued operations per ordinary share	—	16,096	0.00
Loss from operations per ordinary share	$(1,266,437)	—	$(78.68)

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

Segment reporting

The Company uses the management approach in determining reportable operating segments, consistent with ASC 280-10-05. The management approach considers the internal reporting used by the Company’s chief operating decision maker (CODM), who is the Chief Executive Officer, for making operating decisions about the allocation of resources of the segment and the assessment of its performance in determining the Company’s reportable operating segments. Following the discontinuation of the parallel-import vehicles business, during 2025, the Company reported a single reportable segment on logistics and warehousing services. During the second quarter of 2026, following the May 27, 2026 acquisition of Super International (see Note 9), the Company began managing and evaluating its operations through two reportable operating segments: (1) logistics and warehousing services, which provides parallel-import vehicle logistics, freight forwarding, cargo storage, customs clearance, and related services in the United States; and (2) international trading, which includes the trading of excavators and construction machinery through the acquired Hong Kong entity. The two segments have been presented separately because they do not meet all five criteria for aggregation under ASC 280-10-50-11; in particular, they differ in their underlying economic characteristics, customer bases, and the nature of services provided.

Segment operating performance is evaluated based on segment revenue and significant segment expenses, which include cost of revenues, general and administrative expenses, impairment loss expenses, and share-based compensation expenses, as these measures are regularly provided to the CODM. Segment profitability generally aligns with operating income at the consolidated level, except for corporate-level items that are not allocated to either segment. There are no inter-segment revenues or expenses between the two segments.

The Company also evaluates segment-level revenue and other items regularly provided to the CODM and discloses these in the accompanying segment footnote. As of June 30, 2026, certain customers of the Company’s international trading segment accounted for a substantial portion of the Company’s consolidated total revenues, exceeding the 10% threshold under ASC 280-10-50-22. See Note 17 - SEGMENT REPORTING.

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

NOTE 3 — LOAN RECEIVABLE

The Company had loans to generate interest income with third parties. As of June 30, 2026 and December 31, 2025, a breakdown of loan receivable was as follows:

	June 30, 2026	December 31, 2025
Hongkong Sanyou Petroleum Co Limited (1)	$25,458,778	$3,846,666
Asia Finance Investment Limited (2)	4,492,735	3,583,445
Total loan receivable	$29,951,513	$7,430,111
(1)	On July 23, 2024, the Company entered an additional unsecured short-term loan of $1,500,000 to Hongkong Sanyou Petroleum Co Limited under the same terms. Upon the original maturity date, $nil had been collected, with $182,500 interest accrued. On July 23, 2025, the Company and the borrower executed an extension agreement to renew the loan for an additional one-year term, effective upon the original maturity date. Under the renewed agreement, the outstanding balance became payable on demand and continues to bear interest at the reduced annual rate of 8%. The accrued and unpaid interest receivable under the original loan agreement was excluded from the renewed principal balance. As of March 6, 2026, $1,500,000 principal and $223,564 interest had been fully collected.

On October 2, 2024 and October 28, 2024, the Company entered into two one-year unsecured short-term loan agreements with Hongkong Sanyou Petroleum Co Limited, for the principal amount of the loan $1,000,000 and $1,000,000, respectively, bearing an annual interest rate of 12.0% and set to mature in 12 months. Upon the original maturity of these loans, the Company and the borrower executed loan extension agreements to renew both loans for an additional one-year term, effective as of October 2, 2025 and October 28, 2025, respectively. Under the renewed agreements, the outstanding principal balances of $1,000,000 each continue to accrue interest at a reduced annual rate of 8%, and will mature on October 1, 2026 and October 27, 2026, respectively. The accrued and unpaid interest receivable under the original loan agreements were excluded from the renewed principal amounts. As of March 16, 2026, the loan dated October 2, 2024, $1,000,000 principal and $156,547 interest had been fully collected. With respect to the loan dated October 28, 2024, as of June 30, 2026, the Company has received partial repayments of $471,222 in principal, with remaining principal of $528,778 and interest of $165,011. As of the date of this report, the Company received full repayment of the remaining principal balance of $528,778, while interest of $165,011 remained outstanding.

On November 20, 2024, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $500,000. This loan carries an annual interest rate of 12.0% and is set to mature in 12 months. On November 20, 2025, the Company and the borrower executed an extension agreement to renew the loan for an additional one-year term, effective upon the original maturity date. Under the renewed agreement, the outstanding balance became payable on demand and continues to bear interest at the reduced annual rate of 8%. The accrued and unpaid interest receivable under the original loan agreement was excluded from the renewed principal balance. As of the date of this report, $500,000 principal has been fully collected while interest of $85,500 remained outstanding.

On March 17, 2025, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $950,000. This loan carries an annual interest rate of 12.0% and is set to mature in 12 months. Upon the loan’s original maturity on March 16, 2026, the Company and the borrower executed a loan extension agreement to renew the loan for an additional one-year term, effective as of March 17, 2026. Under the renewed agreement, the outstanding principal balance of $950,000 continues to accrue interest at a reduced annual rate of 5%, and will mature on March 16, 2027. The accrued and unpaid interest receivable under the original loan agreement was excluded from the renewed principal amount. As of the date of this report, $950,000 principal has been fully collected while interest of $129,438 remained outstanding.

On March 17, 2026, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $980,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months. As of the date of this report, the Company has received partial repayments of $721,222 in principal, with remaining principal of $258,778 and interest of $14,292 to be collected subsequently.

On April 1, 2026, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $500,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months, with an option to extend for an additional 12 months. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $500,000 and interest of $6,250 to be collected subsequently.

On April 23, 2026, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $9,000,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months, with an option to extend for an additional 12 months. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $9,000,000 and interest of $85,000 to be collected subsequently.

On April 27, 2026, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $5,000,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months, with an option to extend for an additional 12 months. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $5,000,000 and interest of $44,444 to be collected subsequently.

On May 14, 2026, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $4,000,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months, with an option to extend for an additional 12 months. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $4,000,000 and interest of $26,111 to be collected subsequently.

On May 21, 2026, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $4,000,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months, with an option to extend for an additional 12 months. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $4,000,000 and interest of $22,222 to be collected subsequently.

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

On March 18, 2025, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $825,400. This loan accrues interest at a monthly rate of 1.0%, with a single lump-sum repayment due 12 months from the disbursement date. On March 19, 2025, the Company extended an additional unsecured short-term loan of $900,000 to Asia Finance Investment Limited under the same terms. Upon the original maturity of these loans, the Company and the borrower executed loan extension agreements to renew both loans for an additional one-year term, effective as of March 18, 2026 and March 19, 2026, respectively. Under the renewed agreements, the outstanding principal balances of $825,400 and $900,000, respectively, continue to accrue interest at a reduced annual rate of 5%, and will mature on March 17, 2027 and March 18, 2027, respectively. The accrued and unpaid interest receivable under the original loan agreements were excluded from the renewed principal amounts. As of the date of this report, the loan dated March 18, 2025, $612,415 principal had been partially collected, with remaining principal of $212,985 and interest of $103,556 to be collected subsequently. With respect to the loan dated March 19, 2025, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $900,000 and interest of $122,375 to be collected subsequently.

On June 13, 2025, the Company entered into a one - year unsecured short - term loan agreement with Asia Finance Investment Limited for a principal amount of $169,750. This loan accrues interest at an annual rate of 8.0%, with a single lump - sum repayment due 12 months from the disbursement date. Upon the original maturity of this loan, the Company and the borrower executed a loan extension agreement to renew this loan for an additional one-year term, effective as of June 13, 2026. Under the renewed agreement, the outstanding principal balance of $169,750 continues to accrue interest at a reduced annual rate of 5%, and will mature on June 12, 2027. The accrued and unpaid interest receivable under the original loan agreement was excluded from the renewed principal amount. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $169,750 and interest of $14,169 to be collected subsequently.

On June 26, 2025, the Company entered into a one - year unsecured short - term loan agreement with Asia Finance Investment Limited for a principal amount of $200,000. This loan accrues interest at an annual rate of 8.0%, with a single lump - sum repayment due 12 months from the disbursement date. Upon the original maturity of this loan, the Company and the borrower executed a loan extension agreement to renew this loan for an additional one-year term, effective as of June 26, 2026. Under the renewed agreement, the outstanding principal balance of $200,000 continues to accrue interest at a reduced annual rate of 5%, and will mature on June 25, 2027. The accrued and unpaid interest receivable under the original loan agreement was excluded from the renewed principal amount. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $200,000 and interest of $16,333 to be collected subsequently.

On May 11, 2026, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $1,000,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months, with an option to extend for an additional 12 months. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $1,000,000 and interest of $6,944 to be collected subsequently.

On May 21, 2026, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $600,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months, with an option to extend for an additional 12 months. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $600,000 and interest of $3,333 to be collected subsequently.

On June 26, 2026, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $1,410,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months, with an option to extend for an additional 12 months. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $1,410,000 and interest of $783 to be collected subsequently.

During the six months ended June 30, 2026 and 2025, the Company evaluated the need for credit loss for loan receivable in accordance with the CECL model. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions.

Interest income for the three and six months ended June 30, 2026 was $261,523 and $412,608, respectively. These amounts were accrued and recognized as interest receivable.

For the three and six months ended June 30, 2025, the Company recorded interest income of $272,228 and $474,896 from short-term loan receivables, respectively.

NOTE 4 — OTHER RECEIVABLES, NET

Other receivables consisted of the following:

	June 30, 2026	December 31, 2025
Rent Deposit	$100,000	$102,241
Interest Receivable(1)	846,440	1,039,644
Others	14,011	15,245
Total Other Receivables, net	$960,451	$1,157,130

(1)	Interest receivable primarily relates to accrued interest from loan agreements disclosed in Note 3- Loan Receivable. For further details on the loan arrangements generating these interest receivables, refer to Note 3.

NOTE 5 — RECEIVABLE FROM WITHDRAWAL OF INVESTMENT DEPOSIT

On January 6, 2026, Naiside (Shenzhen) International Trading Co., Ltd. (“Naiside”), a wholly owned subsidiary of NexTrade International LLC (“NexTrade”), entered into a partnership agreement (the “Partnership Agreement”) with Shanghai Kesheng Investment Management Co., Ltd. (“Shanghai Kesheng”), in its capacity as the general partner and executive partner of an investment fund in the PRC, pursuant to which Naiside participated in the fund as a limited partner. Pursuant to the Partnership Agreement, Naiside subscribed for a 7.0% limited partnership interest and, on January 29, 2026, made a capital contribution to the fund in the amount of RMB 280,000,000 (approximately US$41,110,573). The fund is intended to invest primarily in China-based companies engaged in logistics technology, compliance technology, and supply chain technology and services, particularly those that provide products or services to customers in the U.S. and European markets. The fund will focus primarily on companies at the venture capital stage, with each individual portfolio investment generally ranging from approximately US$0.7 million to US$7.0 million. The Partnership Agreement provides that the fund shall pay Shanghai Kesheng an annual management fee equal to 2% of the fund’s paid-in capital. It further provides that, following the exit of any portfolio investment and the fund’s receipt of the applicable proceeds, the fund shall distribute the available proceeds to its limited partners after deducting or reserving amounts for the applicable investment principal, Shanghai Kesheng’s entitlement to 30% of the net profits from such exit, and any other amounts payable or required to be reserved under the Partnership Agreement. Shanghai Kesheng is responsible for the execution of the fund’s affairs.

On June 30, 2026, Naiside and Shanghai Kesheng entered into an agreement to terminate the Partnership Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the parties agreed to immediately terminate the Partnership Agreement. Shanghai Kesheng agreed to return the full amount of RMB 280,000,000 to Naiside as soon as practicable. The parties further agreed that all rights and obligations arising under the Partnership Agreement, including their respective partnership rights, contribution obligations, and arrangements relating to the allocation of profits and losses, would terminate, and that neither party would pursue claims against the other arising from the performance of the Partnership Agreement, except with respect to the rights and obligations arising under the Termination Agreement.

On August 10, 2026, Naiside and Shanghai Kesheng entered into a first amendment to the Termination Agreement (the “First Amendment”) to establish the repayment arrangements, overdue interest, and liability for default. Pursuant to the First Amendment, Shanghai Kesheng is required to repay the full RMB 280,000,000 to Naiside in a single lump-sum payment on or before December 30, 2026, without deduction of any handling fee, service fee, management fee, or other charge or expense. Shanghai Kesheng’s repayment obligation will be deemed fully discharged only upon Naiside’s receipt of the full amount in immediately available funds in its designated bank account. If the full amount is not repaid by December 30, 2026, the outstanding principal will accrue overdue interest commencing on December 31, 2026, at a rate of 5% per annum, calculated on a simple-interest basis based on the actual number of days overdue.

Following the execution of the Termination Agreement, the Company’s economic interest in the fund no longer represented an deposit on investment in the fund but instead represented a receivable from Shanghai Kesheng for the unconditional return of Naiside’s capital contribution. Accordingly, on June 30, 2026, the Company reclassified the balance from deposit on a long-term investment to a receivable measured at the U.S. dollar equivalent of RMB 280,000,000, translated at the spot exchange rate prevailing on June 30, 2026. The receivable is a foreign-currency-denominated monetary asset, and unrealized foreign exchange gains and losses arising from translation at each reporting date are recognized in earnings pursuant to ASC 830. Interest income is not accrued on the principal amount of the receivable prior to a default. If the contractual repayment deadline of December 30, 2026 is not met, overdue interest at a rate of 5% per annum will be recognized from December 31, 2026 through the date of settlement.

The receivable is assessed for credit losses under ASC 326 (CECL) based on the Company’s assessment of Shanghai Kesheng’s credit risk, including its obligation under Article 5 of the First Amendment to safeguard the funds pending repayment. As of June 30, 2026, the Company had not recorded an allowance for credit losses. The Company will continue to monitor the credit risk associated with this receivable, including any deterioration in Shanghai Kesheng’s financial condition or failure to comply with the safeguarding covenant, and will record an allowance as required.

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

Cash Flows from discontinued operations

For the Six Months Ended
June 30,
2025
Cash flows from operating activities:
Net loss	$(1,266,437)
Less: Loss from discontinued operations, net of tax	—
Loss from continuing operations	(1,266,437)
Cash used in operations-continuing operations	(1,206,833)
Cash provided by operations-discontinued operations	2,540,501
Net cash provided by operating activities	1,333,668

Cash flows from investing activities:
Cash used in investing activities-continuing operations	(2,661,150)
Net cash used in investing activities	(2,661,150)

Cash flows from financing activities:
Cash provided by financing activities-continuing operations	(138,294)
Cash used in financing activities-discontinued operations	—
Net cash used in discontinued financing activities	$(138,294)

NOTE 7 — PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	Estimated Useful Life
	in Years	June 30, 2026	December 31, 2025
Motor Vehicles	10	$365,000	$365,000
Leasehold improvements*	3-6	—	60,795
Subtotal		365,000	425,795
Less accumulated depreciation		(55,208)	(66,927)
Property, plant, and equipment, net		$309,792	$358,868

During the six months ended June 30, 2026 and 2025, the Company recorded deprecation of $16,507 and $19,764, respectively.

There was no impairment loss during the six months ended June 30, 2026 and 2025.

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

The Company entered into a lease arrangement beginning January 1, 2024. The lease initially ran month-to-month through August 31, 2024 and continued on a month-to-month basis thereafter. Both operating lease expenses and short-term lease expenses are recognized in general and administrative expenses. The components of lease expenses for the six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Lease expenses
Operating lease expenses	$114,624	$177,763	$272,849	$355,526
Short-term lease expenses	17,499	30,366	39,123	60,732
Total lease expenses	$132,123	$208,129	$311,972	$416,258

During the three and six months ended June 30, 2026, the Company incurred total operating lease expenses of $114,624 and $272,849, respectively. The total lease expenses were $132,123 and $311,972 for the three and six months ended June 30, 2026, respectively.

During the three and six months ended June 30, 2025, the Company incurred total operating lease expenses of $177,763 and $355,526, respectively. The total lease expenses were $208,129 and $416,258 for the three and six months ended June 30, 2025, respectively.

	June 30, 2026	December 31, 2025
Right-of-use assets	$530,929	$1,165,517

Operating lease liabilities – current	$502,249	$594,407
Operating lease liabilities – non-current	44,950	584,606
Total operating lease liabilities	$547,199	$1,179,013

The weighted average remaining lease terms and discount rates for all operating leases were as follows for the six months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	1.08	2.39
Weighted average discount rate *	4.1%	4.9%

*The Company used weighted average incremental borrowing rate of 4.1% per annum for its lease contracts based on the Company’s current borrowings from various financial institutions.

As of June 30, 2026, future maturities of lease liabilities were as follows:

Fiscal Years	Amount
2026	$270,815
2027	317,989
Total lease payments	588,804
Less: imputed interest	(41,605)
Present value of lease liabilities	$547,199

NOTE 9 — INTANGIBLE ASSET, CONTINGENT CONSIDERATION ASSET AND GOODWILL

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

On April 1, 2026, the Company completed the disposition of Edward, a wholly owned subsidiary of the Company, pursuant to the Stock Purchase Agreement dated March 25, 2026. Upon completion of the disposition, the Company derecognized the assets and liabilities associated with Edward, including the remaining carrying amounts of the related intangible assets.

2)Acquisition of TWEW

On November 27, 2024, the Company entered into a Stock Purchase Agreement to acquire 100% of the equity interests in TWEW. The transaction closed on December 19, 2024. The gross purchase price was $1 million, which consisted of $0.2 million of cash and the issuance of 2,348 shares of the Company’s Class A common stock with a fair value of $0.8 million. Following ASC 805, it was determined that the fair value of the stock consideration was $1 million at the time of the transaction, reflecting a comprehensive evaluation of the stock’s market conditions and liquidity impacted by lock-up period restrictions.

Acquired assets acquired and (liabilities):
Cash	$69,980
Accounts Receivable	43,120
Other Current Assets	1,210
Customer Relationships	600,000
Goodwill	475,861
Deferred Tax Liability	(140,171)
Short term loan payable	(50,000)
Total Purchase Consideration	$1,000,000

3) Acquisition of Super International

On April 16, 2026, the Company entered into a Share Transfer Agreement with Leyan Yang, a non-U.S. individual, pursuant to which the Company agreed to acquire from the Transferor 100% of the issued and outstanding shares of Super International, a limited liability company incorporated under the laws of Hong Kong and primarily engaged in the trading of large-scale industrial equipment (the “Super Transaction”).

Acquired assets acquired and (liabilities):
Cash	$5,471
Accounts Receivable	839,039
Contingent Consideration Asset	2,783,884
Goodwill	2,189,792
Accounts Payable	(838,187)
Total Purchase Consideration	$4,980,000

In the May 27, 2026 acquisition of Super International Trading Limited, the Company holds a contractual right to receive cash compensation from the Seller under the Performance Commitment (“PCP”) if the Target’s revenue falls below the contractual threshold in any of the three annual periods following the closing date. The Company is the recipient under this arrangement, and the right is recognized as a contingent consideration asset.

The contingent consideration asset is measured initially at its acquisition-date fair value of $2,783,884. The fair value is determined using a Level 3 measurement within the fair value hierarchy. Key unobservable inputs include projected cash flows of the acquired business over the contingency period, the contractual cap of $4,980,000 (cumulative across the three PCP periods), the probability-weighted distribution of revenue outcomes, and a discount rate that incorporates both the time value of money and counterparty credit risk. Because the counterparty to the PCP is an individual (the Seller), the credit-risk component of the discount rate reflects the Company’s assessment of the risk of recovery.

The Company remeasures the contingent consideration asset to fair value at each subsequent reporting period, with changes in fair value recognized in earnings in the period of change (ASC 805-30-35-1). No change in fair value has been recognized during the three or six months ended June 30, 2026, as the measurement assumptions have not changed materially since the acquisition date. The Company will continue to monitor the credit risk associated with this receivable each reporting period.

The acquisition-date fair value of the contingent consideration asset has been finalized at $2,783,884 on May 27, 2026. The amount is therefore no longer provisional as of June 30, 2026. The one-year measurement period under ASC 805-10-25-13 (which expires May 27, 2027) remains open for retrospective adjustments to other provisional items in the business combination, including working capital and any refinements to the fair value of identifiable tangible assets acquired. Any such adjustments will be recorded with a corresponding adjustment to goodwill (ASC 805-10-25-17).

The Company recorded amortization of intangible assets with finite lives are computed using the straight-line method over the estimated useful lives as below:

Intangible Assets	Estimated Useful Lives (month)
Edward-Developed Technology	84
Edward-Customer Relationships	144
Edward-Trade Names	84
TWEW-Customer Relationships	120

During the six months ended June 30, 2026 and 2025, the Company incurred accumulated amortization expenses of $38,511 and $56,144, respectively.

On April 1, 2026, the Company completed the disposition of Edward, a wholly owned subsidiary of the Company, pursuant to the Stock Purchase Agreement dated March 25, 2026. Upon completion of the disposition, the Company derecognized the assets and liabilities associated with Edward, including the remaining carrying amounts of the related intangible assets.

Total future amortization expenses for finite-lived intangible assets were estimated as follows:

2026 (from July 1, 2026 to December 31, 2026)	30,000
2027	60,000
2028	60,000
2029	60,000
Thereafter	295,000
Total	$505,000

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

Premium finance consisted of the following:

	June 30,	December 31,
	2026	2025
Premium finance	$—	$82,650

Interest expenses incurred related to the Premium Finance Agreement were $1,473 and $3,004 for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026 and 2025, the balance of premium finance was $nil and $82,650, respectively.

NOTE 11 — LONGTERM BORROWINGS

Long-term borrowings consisted of the following:

	June 30,	December 31,
	2026	2025
Small Business Administration(1)	$449,632	$456,063
Thread Capital Inc.(2)	140,217	152,492
Total long-term borrowings	$589,849	$608,555

Current portion of long-term borrowings	$37,279	$35,902

Non-current portion of long-term borrowings	$552,570	$572,653

(1)	On May 24, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (the “SBA”), an agency of the U.S. Government, to borrow $150,000 for 30 years, with a maturity date of May 23, 2050. Under the terms of the SBA loan, the loan proceeds are used as working capital to alleviate economic injury caused by the COVID-19 pandemic. The loan bears a fixed interest rate of 3.75% per annum. Beginning 12 months from the date of this loan agreement, the Company is required to make a monthly installment payment of $731 within the term of loan, with the last installment to be paid in May 2050. On March 16, 2022, the Company entered into an amended agreement with SBA to borrow an additional $350,000 for 30 years as working capital to alleviate economic injury caused by the COVID-19 pandemic. In the aggregate, the Company’s borrowings amounted to $500,000 with a maturity date of May 23, 2050. The amended loan bears a fixed interest rate of 3.75% per annum. Beginning from March 2022, 24 months from the date of the original loan agreement, the Company is required to make a new monthly installment payment of $2,485 within the remaining term of loan, with the last installment to be paid in May 2050.

The future maturities of the SBA loan as of June 30, 2026 were as follows:

Fiscal Years	Future repayment
2026 (from July 1, 2026 to December 31, 2026)	5,794
2027	11,942
2028	12,429
2029	12,937
Thereafter	406,530
Total	$449,632

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

The future maturities of the loan from Thread Capital as of June 30, 2026 were as follows:

Fiscal Years	Future repayment
2026 (from July 1, 2026 to December 31, 2026)	12,611
2027	26,285
2028	27,768
2029	29,334
Thereafter	44,219
Total	$140,217

For the above-mentioned long-term borrowings, the Company recorded interest expenses of $12,533 and $13,406 for the six months ended June 30, 2026 and 2025, respectively.

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

On September 30, 2025, the compensation committee of the Company’s board of directors approved the grant of 219 shares of Class A common stock (the “Jianhui Award”) to Mr. Jianhui Li, strategic consultant of the Company. The Jianhui Award vested immediately upon grant.

On September 19, 2025, the compensation committee of the Company’s board of directors approved the grant of 720 shares of Class B common stock (the “Huan Award”) to Mr. Huan Liu, chief executive officer of the Company, pursuant to the Plan, which grant became effective on October 15, 2025. The Huan Award was vested immediately upon grant.

			Weighted
	Class A	Class B	Average Grant
	Common Stock	Common Stock	Date Fair Value
	Shares	Shares	Per Share (US$)
Shares as of December 31, 2025	448	876	460
Shares outstanding as of June 30, 2026	448	876	460

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

A summary of the nonvested shares for the six months ended June 30, 2026 is as follows:

		Weighted
	Number of	Average Grant
	non-vested	Date Fair Value
	Shares	Per Share (US$)
Outstanding as of December 31, 2025	179	678
Outstanding as of June 30, 2026	179	678

The fair value of vested and non-vested shares is determined by the market closing price of Class A common stock at the grant date. Accordingly, the Company recorded share-based compensation expenses of $14,182 and $28,364 for the three and six months ended June 30, 2026, respectively.

As of June 30, 2026, total unrecognized compensation cost relating to nonvested shares was $93,198, which is to be recognized over a weighted average period of two years.

NOTE 13 — RELATED PARTY TRANSACTIONS

a.	Nature of relationship with related parties

Name	Relationship with Our Company
Weishu Guo	Legal representative of Nextrade

b.	Due to a related party

The details of due to a related party are as below:

	June 30,	December 31,
	2026	2025
Due to a related party	$9,713	$5,204
Total due to a related party	$9,713	$5,204

NOTE 14 — INCOME TAXES

The Company and its operating subsidiaries in the United States are subject to federal and various state income taxes. The Company elected to file income taxes as a corporation instead of an LLC for the tax years ended December 31, 2020 through December 31, 2024.

(i)	Loss before Income tax expense

	For the Six Months Ended
	June 30,
	2026	2025
Loss from continuing operations before income taxes	$(539,610)	$(1,248,095)

(ii)	The components of the income tax provision were as follows:

	For the Six Months Ended
	June 30,
	2026	2025
Current:
Federal	$—	$—
State	5,610	5,200
Total current income tax provision	5,610	5,200
Deferred:
Federal	—	—
State	—	—
Total deferred income tax expenses	—	—
Adjustments related to prior year income taxes	—	13,142
Total income tax provision	$5,610	$18,342

The consolidated statement of operations reflects income tax expense of approximately $5,610 for the six months ended June 30, 2026, which primarily consists of $4,400 of income tax expense recorded during the first quarter of 2026 and approximately $2,000 of tax payments related to prior periods and acquisition-related tax filings upon the filing of 2025 tax returns in April 2026, partially offset by an income tax benefit of approximately $790 recorded during the second quarter of 2026. Payments made to settle previously recorded tax liabilities do not impact the Company’s estimated annual effective tax rate for 2026.

The consolidated statement of operations reflects income tax expense of approximately $18,342 for the six months ended June 30, 2025, which includes tax provision of $5,200 during the second quarter of 2025, and approximately $13,142 of tax payments related to prior periods and acquisition-related tax filings upon the filing of 2024 tax returns in April 2025. These additional amounts primarily consist of: (i) $2,155 of tax obligations owed by Cheetah for the 2024 tax year, (ii) $1,101 of pre-acquisition tax obligations of Edward, and (iii) $9,886 of pre-acquisition tax obligations of TWEW. These payments do not impact the Company’s estimated annual effective tax rate for 2025.

(iii)	Reconciliations of the statutory income tax rate to the effective income tax rate were as follows:

	For the Six Months Ended
	June 30,
	2026	2025
Federal income tax at the statutory rate	21.0%	21.0%
State statutory tax rate	34.3%	4.3%
Permanent Items	17.8%	(0.4)%
Change in valuation allowance	(75.0)%	(25.3)%
Other	0.9%	—%
Effective tax rate	(1.0)%	(0.4)%

(iv)	Deferred tax assets, net were composed of the following:

	June 30,	December 31,
	2026	2025
Deferred tax assets:
Net operating loss carry forwards	$—	$1,552,937
Tax attribute carryovers	2,247,292	—
Lease liability	153,126	329,930
Others	468,057	458,966
Total gross deferred tax assets	2,868,475	2,341,833

Less valuation allowance	(2,262,986)	(1,793,889)
Total deferred tax assets, net of valuation allowance	605,489	547,944

Deferred tax liabilities:
Intangible assets	(141,317)	(221,790)
Unrealized gains on foreign exchange	(271,461)	—
Fixed assets	(44,138)	—
Right of use assets	(148,573)	(326,154)
Total deferred tax liabilities	(605,489)	(547,944)

Total deferred tax assets, net	$—	$—

The Company assesses deferred tax assets to determine whether they are realizable. As of June 30, 2026 and December 31, 2025, the Company recorded a full valuation allowance against deferred tax assets, as it has generated a three-year cumulative pretax book loss and is forecasting a loss for 2026. Based on this evidence, realization of deferred tax assets is not considered more-likely-than-not at this time.

The Company records uncertain tax positions in accordance with ASC 740, using a two-step process to determine whether tax positions will be sustained. The Company has concluded that there are no uncertain tax positions requiring recognition as of June 30, 2026 and 2025.

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

Credit risk

As of June 30, 2026 and 2025, all of the Company’s cash was on deposit at financial institutions in the U.S., which are insured by the Federal Deposit Insurance Corporation subject to certain limitations. The Company has not experienced any losses in such accounts.

The Company also closely monitors the collectability of its loan receivable, and no allowance for credit losses was recorded as of December 31, 2025 and June 30, 2026 based on management’s assessment under ASC 326.

Concentrations

The Company has undergone a business transformation since the acquisition of Edward, which happened in February 2024 and TWEW in December 2024 (see also NOTE 9 — Intangible Asset and Goodwill). As of the date of this report, the Company’s logistics and warehousing business is still in its early development stage.

The Company has expanded into the construction machinery trading sector through its acquisition of Super International, which closed on May 27, 2026 (see also NOTE 9— Intangible Asset and Goodwill). As of the date of this report, Super International’s construction machinery trading operations are in their early growth stage, complementing the Company’s existing logistics and warehousing platform.

NOTE 16 — STOCKHOLDERS’ EQUITY

Common Stock

The Company was incorporated under the laws of the State of North Carolina on August 9, 2016 and was subsequently converted into a Delaware corporation. Pursuant to the Company’s Certificate of Incorporation, as amended, the total authorized number of shares of common stock, par value $0.0001 per share (the “Common Stock”), is 2,200,000,000, consisting of 2,000,000,000 shares of Class A Common Stock and 200,000,000 shares of Class B Common Stock. The Company is also authorized to issue 500,000 shares of preferred stock, par value $0.0001 per share. Holders of Class A Common Stock and Class B Common Stock have the same rights, except for voting and conversion rights. In respect of matters requiring the votes of stockholders, each share of Class A Common Stock is entitled to one vote, and each share of Class B Common Stock is entitled to 15 votes. Class B Common Stock is convertible into Class A Common Stock at any time after issuance, at the option of the holder, on a one-to-one basis. Class A Common Stock is not convertible into shares of any other class.

On March 23, 2026, the Company’s board of directors approved a reverse stock split of the Common Stock at a ratio of 1-for-200 (the “Reverse Stock Split”). To implement the Reverse Stock Split, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware on March 24, 2026. The Reverse Stock Split became effective at 8:00 a.m., Eastern Time, on April 20, 2026. At the effective time, every 200 shares of Common Stock outstanding were automatically combined into one new share of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split, and any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share. The par value per share of the Common Stock remained unchanged. The Company’s Class A Common Stock began trading on a split-adjusted basis on April 29, 2026. All share and per-share amounts presented herein have been retrospectively adjusted to reflect the Reverse Stock Split, unless otherwise indicated.

On June 27, 2022, the Company entered into a subscription agreement with a group of investors (the “Investors”), whereby the Company agreed to sell, and the Investors agreed to purchase, up to 521 shares of Class A Common Stock at a purchase price of $5,760 per share. These Investors are unrelated parties to the Company. The gross proceeds were approximately $3.0 million, before deducting offering expenses of approximately $0.3 million. The net proceeds were approximately $2.7 million, of which approximately $1.2 million was received in 2022 and $1.2 million in 2023, for a total receipt of approximately $2.4 million. After negotiations between Rapid Proceed Limited (“Rapid”), one of the Investors, and the Company regarding the fund’s release terms, an agreement was reached on November 2, 2023, stipulating that the outstanding $0.6 million would be paid by Rapid within six months following the Company’s initial public offering (“IPO”). On March 13, 2024, considering the impact of market volatility and the long-term benefits of continued cooperation, Rapid requested and the Company agreed to extend the payment due date of the outstanding $0.6 million to September 30, 2024. As of September 30, 2024, the outstanding balance of the subscription payments had been collected.

On August 3, 2023, the Company closed its IPO of 391 shares of Class A Common Stock at a public offering price of $12,800.00 per share, for aggregate gross proceeds of $5.0 million before deducting underwriting discounts and other offering expenses, including the issuance to the underwriter of warrants to purchase 20 shares of Class A Common Stock (the “Warrants”), with an exercise price of $16,000.00 per share. The Company’s Class A Common Stock began trading on the Nasdaq Capital Market under the ticker symbol “CTNT” on August 1, 2023.

On January 24, 2024, the Company entered into a stock purchase agreement with Edward and Juguang Zhang, Edward’s sole stockholder (the “Seller”). Pursuant to the stock purchase agreement, the Company agreed to acquire 100% of the shares of Edward from the Seller (the “Acquisition”). On February 2, 2024, the Company closed the Acquisition for a total purchase price that included a cash payment of $300,000 and the issuance of 398 shares of the Company’s unregistered Class A Common Stock, initially valued at $1,200,000. A subsequent valuation determined the fair value of these shares to be $0.9 million. Please see Note 9 for further details.

On May 14, 2024, the Company entered into a placement agency agreement with AC Sunshine Securities LLC on a best-efforts basis relating to the Company’s public offering (the “May Offering”) of 4,129 shares of Class A Common Stock at a price of $1,984.00 per share, less certain placement agent fees. On the same day, the Company entered into a securities purchase agreement with purchasers identified therein. On May 15, 2024, the Company closed the May Offering pursuant to the prospectus included in its registration statement on Form S-1, as amended (File No. 333-276300), which was initially filed with the SEC on December 28, 2023 and declared effective by the SEC on April 26, 2024, and a registration statement on Form S-1 (File No. 333-279388) filed on May 13, 2024 pursuant to Rule 462(b) under the Securities Act of 1933, as amended. The May Offering resulted in gross proceeds to the Company of approximately $8.19 million, before deducting placement agent fees and other offering expenses and fees.

On July 25, 2024, the Company entered into a securities purchase agreement with certain institutional investors for a follow-on offering of 2,025 shares of its Class A Common Stock, par value $0.0001 per share, at a price of $736.00 per share. On the same day, the Company entered into a placement agency agreement with FT Global Capital, Inc., which acted as the exclusive placement agent on a best-efforts basis in connection with such offering. Pursuant to the placement agency agreement, the Company paid FT Global Capital, Inc. a fee equal to 7.25% of the aggregate purchase price for the shares of Class A Common Stock sold in the offering and reimbursed FT Global Capital, Inc. for its expenses up to $90,000 in the aggregate. On July 26, 2024, the Company closed the offering, with net proceeds to the Company of approximately $1.1 million, which were intended to be used for working capital and general corporate purposes.

On November 27, 2024, the Company entered into a stock purchase agreement with TWEW and its stockholders (the “TWEW Sellers”). Pursuant to the stock purchase agreement, the Company agreed to acquire 100% of the shares of TWEW from the TWEW Sellers (the “TWEW Acquisition”) for a total purchase price that included a cash payment of $200,000 and the issuance of 2,348 shares of the Company’s unregistered Class A Common Stock, valued at $800,000. On December 19, 2024, the Company closed the TWEW Acquisition and issued 2,348 shares of its Class A Common Stock accordingly.

On February 12, 2026, the Company closed the previously disclosed private placement pursuant to certain stock purchase agreements dated January 27, 2026 with certain investors (the “Purchasers”) and issued an aggregate of 167,250 shares of Class A Common Stock, after giving retroactive effect to the Reverse Stock Split, for aggregate gross proceeds of $40.14 million. The shares issued in such offering were not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S promulgated thereunder. The Purchasers represented that they were not residents of the United States and were not “U.S. persons” as defined in Rule 902(k) of Regulation S under the Securities Act and did not acquire the shares for the account or benefit of any U.S. person.

On March 31, 2026, the Company entered into a Sales Agreement (the “ACS Sales Agreement”) with AC Sunshine Securities LLC (the “Sales Agent”), acting as the Company’s sales agent, pursuant to which the Company could offer and sell, from time to time, to or through the Sales Agent shares of its Class A Common Stock having an aggregate offering price of up to $100,000,000 through an “at-the-market” offering program (the “ATM Offering”). Of such amount, up to $70,000,000 of shares of Class A Common Stock could be offered and sold pursuant to a prospectus supplement filed with the SEC on April 2, 2026 under the Company’s registration statement on Form S-3 (Registration No. 333-281820), which was declared effective by the SEC on September 6, 2024.

On June 26, 2026, the Company and the Sales Agent entered into a Mutual Termination Agreement, pursuant to which the parties mutually agreed to terminate the ACS Sales Agreement, effective as of the close of business on June 26, 2026. Prior to the effectiveness of the Reverse Stock Split, the Company sold an aggregate of 355,000,000 shares of Class A Common Stock pursuant to the Sales Agreement, representing 1,775,000 shares of Class A Common Stock as adjusted to give effect to the Reverse Stock Split. From April 29, 2026 through June 18, 2026, following the Reverse Stock Split, the Company sold an aggregate of 1,000,000 shares of Class A Common Stock pursuant to the Sales Agreement. Accordingly, prior to the termination of the Sales Agreement, the Company sold an aggregate of 2,775,000 shares of Class A Common Stock pursuant to the Sales Agreement, after giving effect to the Reverse Stock Split. The ATM Offering resulted in net proceeds to the Company of approximately $30.9 million, after deducting placement agent fees and other offering expenses and fees. Approximately $3.5 million of the net proceeds was used to acquire Super International.

On June 15, 2026, the Company entered into a Securities Purchase Agreement with Huan Liu, the Company’s Chief Executive Officer, Interim Chief Financial Officer, director and Chairman of the Board of Directors (the “PIPE Purchaser”), pursuant to which the Company issued and sold to the PIPE Purchaser 200,000 shares of the Company’s Class B Common Stock, par value $0.0001 per share, at a purchase price of $2.00 per share, for aggregate gross proceeds to the Company of $400,000. The shares were issued and sold in an offshore transaction in reliance on Regulation S under the Securities Act.

As of June 30, 2026, there were 2,955,935 shares of Class A Common Stock and 203,456 shares of Class B Common Stock issued and outstanding.

Reverse Stock Split

At a special stockholders’ meeting held on September 30, 2024, the Company’s stockholders approved the Company’s Fourth Amended and Restated Articles of Incorporation to authorize a reverse stock split of the issued and outstanding shares of the Company’s Common Stock at a ratio ranging from 1-for-10 to 1-for-30, as determined by the Company’s board of directors. Subsequently, on October 7, 2024, the Company’s board of directors approved a reverse stock split of the Company’s Common Stock at a ratio of 1-for-16 (the “2024 Reverse Stock Split”). To implement the 2024 Reverse Stock Split, the Company filed its Fourth Amended and Restated Articles of Incorporation with the Secretary of State of North Carolina on October 8, 2024. The 2024 Reverse Stock Split took effect on October 21, 2024. At the effective time, every 16 shares of the Company’s Common Stock outstanding were automatically combined into one new share of Common Stock. The Company’s Class A Common Stock began trading on the Nasdaq Capital Market on a split-adjusted basis on October 24, 2024.

On March 23, 2026, the Company’s board of directors approved a reverse stock split of the Company’s Common Stock at a ratio of 1-for-200 (the “2026 Reverse Stock Split”). To implement the 2026 Reverse Stock Split, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware on March 24, 2026. The 2026 Reverse Stock Split became effective at 8:00 a.m., Eastern Time, on April 20, 2026. At the effective time, every 200 shares of the Company’s Common Stock outstanding were automatically combined into one new share of Common Stock. No fractional shares were issued in connection with the 2026 Reverse Stock Split; any fractional shares resulting from the 2026 Reverse Stock Split were rounded up to the nearest whole share. The par value per share of the Company’s Common Stock remained unchanged. As a result of the 2026 Reverse Stock Split, the Company’s issued and outstanding Class A Common Stock was reduced from 391,177,712 shares to 1,955,889 shares, and the Company’s issued and outstanding Class B Common Stock was reduced from 690,875 shares to 3,456 shares. The Company’s Class A Common Stock began trading on a split-adjusted basis on April 29, 2026, at which time the Class A Common Stock was assigned a new CUSIP number, 16307X301.

All share and per-share information included in this Quarterly Report on Form 10-Q has been retrospectively adjusted to reflect the 2024 Reverse Stock Split and the 2026 Reverse Stock Split as if each had occurred as of the earliest period presented.

NOTE 17 — SEGMENT REPORTING

The Company accounts for segment reporting in accordance with ASC 280, Segment Reporting. ASC 280 requires public companies to report financial and descriptive information about their reportable operating segments using the “management approach,” which is based on the internal financial information that the Company’s chief operating decision maker (“CODM”) regularly uses to allocate resources and assess segment performance. The Company’s CODM is its Chief Executive Officer.

During the six months ended June 30, 2026, the Company completed the acquisition of Super International and optimized its internal management reporting framework. In connection with the expansion of the Company’s business entity structure, the Company reassessed its segment presentation and corrected its historical segment classification methodology. Historically, certain corporate overhead expenses related to public company governance, executive management and centralized administrative functions were incorrectly included within the Logistics and Warehousing Services segment. Such corporate-level costs are not attributable to any individual operating business and are not evaluated by the CODM when measuring segment operating performance or allocating segment resources.

Accordingly, the Company has revised its segment presentation to separate all corporate unallocated expenses from operating segment results, and has retrospectively restated all prior period segment data to conform to the current period presentation. The revised presentation aligns fully with the CODM’s internal performance evaluation process and complies with the management approach under ASC 280.

The Company has two reportable operating segments: Logistics and Warehousing, and International Trading.

Description of Reportable Segments

Logistics and Warehousing

This segment provides general labor staffing, on-site workforce support and logistics coordination services primarily through the Company’s subsidiary, TW & EW Services Inc. (“TWEW”). Prior to its disposition on April 1, 2026, this segment also included the freight forwarding and warehousing operations of Edward.

International Trading

This newly established segment commenced operations following the Company’s acquisition of Super International on May 27, 2026. The segment engages in the procurement and global resale of construction machinery and equipment, serving international end customers and equipment distributors.

Corporate Unallocated Items

Corporate unallocated items consist of centralized corporate costs that support the overall organization but do not relate to the core operating activities of either reportable segment. These items include executive leadership compensation, public company compliance and SEC reporting costs, corporate legal and audit fees, company-wide share-based compensation, global office overhead and other general administrative expenses. In addition, interest income, interest expense, gains or losses on asset dispositions and other non-operating items are maintained at the corporate level and not allocated to operating segments, as such items are not used by the CODM to evaluate segment profitability.

The accounting policies applied to each reportable segment are consistent with the consolidated U.S. GAAP accounting policies of the Company. The CODM evaluates segment performance based solely on segment operating income or loss, which excludes all corporate unallocated costs and non-operating items.

Segment operating results

The following tables present operating results for the Company’s reportable segments for the three and six months ended June 30, 2026 and 2025. Segment amounts reflect only direct, segment-specific revenues and operating expenses attributable to each respective business.

	Three Months Ended June 30,
	Logistics And Labor		International		Total
	Services		Trading		Segments
	2026	2025	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$354,126	$868,909	$—	$868,909	$354,126
Cost of revenues	—	319,226	849,409	—	849,409	319,226
Gross profit (loss)	—	34,900	19,500	—	19,500	34,900
Operating expenses	16,251	113,660	20,084	—	36,335	113,660
Segment operating loss	$(16,251)	$(78,760)	$(584)	$—	$(16,835)	$(78,760)

	Six Months Ended June 30,
	Logistics And Labor		International		Total
	Services		Trading		Segments
	2026	2025	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$92,700	$833,925	$868,909	$—	$961,609	$833,925
Cost of revenues	72,833	742,769	849,409	—	922,242	742,769
Gross profit (loss)	19,867	91,156	19,500	—	39,367	91,156
Operating expenses	156,689	246,070	20,084	—	176,773	246,070
Segment operating loss	$(136,822)	$(154,914)	$(584)	$—	$(137,406)	$(154,914)

Reconciliation of Segment Operating Loss to Consolidated Loss Before Income Taxes

Total reportable segment operating results are reconciled to the Company’s consolidated loss from continuing operations before income taxes below, with all corporate unallocated operating costs and non-operating adjustments presented as reconciling items in accordance with ASC 280‑10‑50‑30.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total segment operating loss	$(16,835)	$(78,760)	$(137,406)	$(154,914)

Corporate unallocated operating adjustments	—	—	—	—
Corporate general and administrative expenses	(850,780)	(691,645)	(1,480,346)	(1,559,754)
Share-based compensation expenses	(14,182)	(10,444)	(28,364)	(26,629)

Total corporate operating expenses	$(864,962)	$(702,089)	$(1,508,710)	$(1,586,383)

Non-operating adjustments	—	—	—	—

Interest income	264,695	272,228	415,837	480,318

Interest expense	(6,799)	(8,060)	(14,499)	(16,872)

Loss on disposal of Edward	(297,610)	—	(297,610)	—

Other income, net	993,766	17,140	1,002,778	29,756

Total non-operating income (expense), net	954,052	281,308	1,106,506	493,202

Loss from continuing operations before income taxes	$72,255	$(499,541)	$(539,610)	$(1,248,095)

Segment Assets

The CODM only reviews operating assets directly attributable to each reportable segment for performance evaluation and resource allocation purposes. Corporate-managed financial assets, centralized cash holdings, loan receivables, investment receivables and other shared corporate assets are not allocated to operating segments. The following table reconciles segment operating assets to consolidated total assets.

	June 30, 2026	December 31, 2025
	(Unaudited)	(Unaudited)
Logistics and Labor Services segment assets	$1,050,553	$1,651,936
International Trading segment assets	5,723,343	—
Total segment operating assets	6,773,896	1,651,936
Corporate unallocated assets
Cash and cash equivalents	1,880,708	107,236
Loan receivable	29,951,513	7,430,111
Receivable from withdrawal of investment deposit	41,110,573	—
Other corporate current assets	2,799,902	2,669,181
Total corporate unallocated assets	75,742,696	10,206,528
Total consolidated assets	$82,516,592	$11,858,464

Segment operating assets primarily include segment-specific accounts receivable, property and equipment, operating lease right-of-use assets, intangible assets and goodwill attributable to each reportable segment.

Geographic Information

Revenues are disaggregated by geographic region based on the customer’s primary location. Long-lived assets of the Company are substantially all located within the United States.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
U.S. domestic market	$—	$333,591	$79,530	$798,474
Overseas market	868,909	20,535	882,079	35,451
Total revenue	$868,909	$354,126	$961,609	$833,925

Major Customers

For the three months ended June 30, 2026, certain customers of the Company’s international trading segment accounted for substantially all of the segment’s revenues and the Company’s consolidated total revenues. These customers accounted for approximately 100% of the Company’s consolidated total revenues for the three months ended June 30, 2026, substantially exceeding the ten percent threshold for major customer disclosure under ASC 280-10-50-22.

For the six months ended June 30, 2026, these customers accounted for approximately 90% of the Company’s consolidated total revenues. This concentration also exceeded the ten percent threshold.

For the three and six months ended June 30, 2025, no individual customer accounted for ten percent or more of the Company’s consolidated total revenues.

NOTE 18 — SUBSEQUENT EVENTS

On July 2, 2026, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $700,000. The loan bears interest at an annual rate of 5.0%. The loan has a 12-month term and matures on July 1, 2027, with an option to extend for an additional 12 months. All outstanding principal and accrued interest are due in a single lump sum.

On August 10, 2026, Naiside and Shanghai Kesheng entered into a First Amendment to the Termination Agreement entered into on June 30, 2026. The First Amendment clarifies the repayment arrangements, overdue interest, default liability and related matters. Pursuant to the First Amendment, Shanghai Kesheng is required to repay the full principal amount of RMB 280,000,000 to Naiside in one lump sum on or before December 30, 2026, without deduction for any handling fee, service fee, management fee or other charge or expense. If the full principal amount is not repaid by December 30, 2026, the outstanding principal will accrue overdue interest commencing on December 31, 2026 at a rate of 5% per annum, calculated on a simple interest basis using the actual number of overdue days.

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

Business Overview and Recent Developing Trends

We are engaged in two principal business areas: (i) logistics and warehousing and (ii) international trading. Our logistics and warehousing business includes logistics coordination, warehousing and general labor support services. Following our acquisition of Super International in May 2026, we also commenced the international trading of large-scale industrial equipment. Through Super International, we source, purchase and sell large-scale industrial equipment in international markets and coordinate related procurement, sales and delivery arrangements. Our international trading business operates alongside our logistics and warehousing business and is intended to diversify our business operations and revenue sources.

Historically, our logistics and warehousing business primarily involved services provided in connection with the sale of parallel-import vehicles sourced in the U.S. for sale in the PRC market. More recently, through Edward, we expanded our logistics and warehousing business to include the transportation of other goods between the U.S. and the PRC. Parallel-import vehicles in the PRC refer to automobiles purchased directly from overseas markets and imported for sale outside of the brand manufacturers’ official distribution networks.

Between 2016 and the first half of 2022, the Company experienced growth in sales volume and gross profit due to favorable market conditions. Beginning in the second half of 2023, the business was negatively affected by a decline in customer demand due to weakening macroeconomic conditions, price competition from luxury automakers in the PRC, and a shift in consumer preference toward domestic EVs. These market challenges led to declines in parallel-import vehicle sales of 30.5% in 2023 and 95.7% in 2024, with vehicle sales declining to 14 units in 2024 from 303 units in 2023. In addition, the Company recorded a credit loss of $1.6 million for the year ended December 31, 2024, due to the increasing difficulty in collecting outstanding receivables.

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

The Company began its logistics and warehousing business in February 2024 by acquiring Edward to provide services related to international trade between the PRC and the U.S. In July 2024, the Company relocated its headquarters to Irvine, California, to utilize the ports of Los Angeles and Long Beach. The Company further expanded its logistics and warehousing business by acquiring TWEW in December 2024. Following the disposition of Edward in April 2026, the Company continues to conduct its logistics and warehousing business through TWEW. Following the acquisition of Super International in May 2026, the Company also directly engages in international trading of large-scale industrial equipment. Accordingly, the Company currently operates both its logistics and warehousing business and its international trading business.

Additionally, on December 19, 2024, we acquired 100% of the membership interests in NexTrade, a Delaware limited liability company, for consideration of $1. NexTrade holds 100% of the ownership interests in Naiside (Shenzhen) International Trading Co., Ltd. As of the date of this quarterly report, NexTrade itself has not directly conducted any material business operations other than holding its ownership interest in Naiside.

Further, on March 28, 2025, we incorporated a wholly owned subsidiary, Cheetah BVI, in the British Virgin Islands. The incorporation of Cheetah BVI is intended to support our future international business development and facilitate potential global partnerships. As of the date of this quarterly report, Cheetah BVI has not commenced operations.

On February 12, 2026, the Company closed the previously disclosed private placement pursuant to certain stock purchase agreements dated January 27, 2026, with certain investors and issued an aggregate of 167,250 shares of Class A Common Stock, after giving retroactive effect to the 2026 Reverse Stock Split, for aggregate gross proceeds of approximately $40.14 million in a private placement pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).

On February 2, 2026, we effected a change in our state of incorporation from the State of North Carolina to the State of Delaware by filing the applicable Articles of Conversion with the Secretary of State of the State of North Carolina and the Delaware Certificate of Conversion and the Delaware Certificate of Incorporation with the Secretary of State of the State of Delaware.

On March 25, 2026, we entered into a Stock Purchase Agreement with Bing Shao, a non-U.S. individual, and Edward, pursuant to which we agreed to sell, assign, transfer and deliver to Bing Shao 100% of the shares of common stock of Edward for an aggregate purchase price of $20,000. On April 1, 2026, the Company completed the disposition of Edward pursuant to the Stock Purchase Agreement.

On April 16, 2026, we entered into a Share Transfer Agreement with Leyan Yang, a non-U.S. individual, pursuant to which we agreed to acquire 100% of the issued and outstanding shares of Super International, a limited liability company incorporated under the laws of Hong Kong and primarily engaged in the international trading of large-scale industrial equipment, for aggregate cash consideration of $4,980,000. Super International conducts its business through the sourcing, purchase and sale of large-scale industrial equipment in international markets and the coordination of related procurement, sales and delivery arrangements. On May 27, 2026, the Company completed the acquisition pursuant to the Share Transfer Agreement. As a result of the closing, Super International became a wholly owned subsidiary of the Company, and the international trading of large-scale industrial equipment became an additional business line operating alongside the Company’s logistics and warehousing business.

April 2026 Reverse Stock Split

On February 3, 2026, our board of directors approved and adopted one or more potential amendments to the Certificate of Incorporation of the Company to effect one or more reverse stock splits of the Company’s issued and outstanding shares of common stock, par value $0.0001 per share, consisting of Class A common stock, par value $0.0001 per share, and Class B common stock, par value $0.0001 per share, at such ratio or ratios as may be determined by the board of directors in its sole discretion, provided that the aggregate ratio of all such reverse stock splits shall not exceed 1-for-500, to be effected at such time or times within 12 months following the approval of the Company’s stockholders.

On February 3, 2026, Fairview Eastern International Holdings Limited and Huan Liu, collectively holding shares of Class B common stock representing approximately 79.16% of the voting power of the issued and outstanding capital stock of the Company as of that date, approved and adopted the foregoing corporate action through a written consent in lieu of a special meeting of stockholders. Such stockholder approval became effective on March 10, 2026, 20 calendar days after the Company mailed the definitive information statement on Schedule 14C, which was filed with the SEC on February 13, 2026.

Following the approval of our stockholders, on March 23, 2026, our board of directors approved a reverse stock split of the common stock at a ratio of 1-for-200. To implement the reverse stock split, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware on March 24, 2026. The Certificate of Amendment became effective at 8:00 a.m., Eastern Time, on April 20, 2026.

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

Risks and Uncertainties

The Company is undergoing a transformation of its business model. As a company located in the U.S. and conducting business in the PRC, Hong Kong and other markets, the Company’s business, financial condition, and results of operations may be influenced by political, economic, and legal environments in the U.S., the PRC, Hong Kong and other markets in which it operates, as well as by the general state of the relevant economies. The Company’s results may be adversely affected by changes in political, regulatory, economic, and social conditions in these markets.

Risks and uncertainties related to the Company’s business include the following:

●	The business shift from parallel-import vehicle sales to logistics and warehousing services and international trading may depend on factors relating to the business environment, operational management, market expansion and the successful integration and development of the Company’s acquired businesses;
●	Government policies relating to ocean freight, international trade, customs and tariffs may reduce market demand for the Company’s logistics, warehousing and international trading businesses, increase the Company’s costs, or otherwise negatively affect the Company’s business and growth prospects;
●	The Company’s businesses depend heavily on a limited number of customers and third-party transportation and labor providers;
●	Any adverse change in political relations between the PRC and the U.S., including ongoing trade conflicts between the U.S. and the PRC, may negatively affect the Company’s business; and
●	Competition in the logistics, warehousing and international trading industries, based on factors such as service quality, reliability, product availability and pricing, may limit the Company’s ability to expand its revenue, and the Company’s success in these areas will depend on its ability to develop and scale effective sales and operational capabilities.

The Company’s business, financial condition, and results of operations may also be negatively impacted by risks related to natural disasters, extreme weather conditions, health epidemics, and other catastrophic incidents, which could significantly disrupt the Company’s operations.

Results of Operations

The following table provides a summary of our consolidated results of operations for the three and six months ended June 30, 2026 and 2025, highlighting the financial impact of both continuing and discontinued operations:

	Three Months Ended June 30,				Change		Six Months Ended June 30,				Change
	2026		2025		Amount	%	2026		2025		Amount	%
	USD	%	USD	%			USD	%	USD	%
Revenues	$868,909	100.0%	$354,126	100.0%	$514,783	145.4%	$961,609	100.0%	$833,925	100.0%	$127,684	15.3%
Cost of Revenues	849,409	97.8%	319,226	90.1%	530,183	166.1%	922,242	95.9%	742,769	89.1%	179,473	24.2%
Gross Profit	19,500	2.2%	34,900	9.9%	(15,400)	(44.1)%	39,367	4.1%	91,156	10.9%	(51,789)	(56.8)%
General and administration expenses	887,115	102.1%	805,305	227.4%	81,810	10.2%	1,657,119	172.3%	1,805,824	216.5%	(148,705)	(8.2)%
Share-based compensation expenses	14,182	1.6%	10,444	2.9%	3,738	35.8%	28,364	2.9%	26,629	3.2%	1,735	6.5%
Interest income, net	257,896	29.7%	264,168	74.6%	(6,272)	(2.4)%	401,338	41.7%	463,446	55.6%	(62,108)	(13.4)%
Other income, net	993,766	114.4%	17,140	4.8%	976,626	5,697.9%	1,002,778	104.3%	29,756	3.6%	973,022	3,270.0%
Gain(loss) on disposal of Edward	(297,610)	(34.3)%	—	—%	(297,610)	(100.0)%	(297,610)	(30.9)%	—	—%	(297,610)	(100.0)%
(Loss) from continuing operations before tax provision	72,255	8.3%	(499,541)	(141.1)%	571,796	(114.5)%	(539,610)	(56.0)%	(1,248,095)	(149.7)%	708,485	(56.8)%
Income tax (benefits)	1,210	0.1%	12,987	3.7%	(11,777)	(90.7)%	5,610	0.6%	18,342	2.2%	(12,732)	(69.4)%
Loss from continuing operations	71,045	8.2%	(512,528)	(144.7)%	583,573	(113.9)%	(545,220)	(56.6)%	(1,266,437)	(151.9)%	721,217	(56.9)%
Loss from discontinued operations, net of tax	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Net Loss	$71,045	8.2%	$(512,528)	(144.7)%	$583,573	(113.9)%	$(545,220)	(56.6)%	$(1,266,437)	(151.9)%	$721,217	(56.9)%

Comparison of the Three Months Ended June 30, 2026 and 2025

Continuing Operations-Logistics and Warehousing Services

Revenues

	For the Three Months Ended June 30,				Change
	2026		2025		Amount	%
	USD	%	USD	%
Revenues
Revenues from Edward	$—	—%	$52,684	14.9%	$(52,684)	(100.0)%
Revenues from TWEW	—	—%	301,442	85.1%	$(301,442)	(100.0)%
Total revenues	$—	—%	$354,126	100.0%	$(354,126)	(100.0)%

For the three months ended June 30, 2026, we reported revenue of $nil from logistics and warehousing services segment.

Revenue from Edward decreased by 100.0% to $nil for the three months ended June 30, 2026, compared to $52,684 for the same period in 2025. The decrease was primarily due to the disposal of Edward.

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

Revenue from TWEW decreased by 100.0% to $nil for the three months ended June 30, 2026, compared to $301,442 for the same period in 2025, primarily due to tighter U.S. immigration policies, which increased labor costs and constrained labor availability, as well as unfavorable market conditions that reduced customer demand in the logistics and warehousing industries.

Cost of Revenues

	For the Three Months Ended June 30,				Change
	2026		2025		Amount	%
	USD	%	USD	%
Cost of Revenues
Cost of Revenues from Edward	$—	—%	$25,797	8.1%	$(25,797)	(100.0)%
Cost of Revenues from TWEW	—	—%	293,429	91.9%	$(293,429)	(100.0)%
Total cost of revenues	$—	—%	$319,226	100.0%	$(319,226)	(100.0)%

For the three months ended June 30, 2026, total cost of revenues decreased to $nil from $319,226 for the same period in 2025, representing a decrease of $319,226, or 100.0%. Cost of revenues attributable to TWEW was $nil, compared to $293,429 for the same period in 2025, representing a decrease of $293,429, or 100.0%, consistent with the corresponding decline in revenue from TWEW.

Cost of revenues from Edward was $nil for the three months ended June 30, 2026, compared to $25,797 for the same period in 2025, representing a decrease of $25,797, or 100.0%, primarily due to the disposal of Edward in 2026, which resulted in the cessation of its operations. The decrease was consistent with the corresponding decline in revenue from Edward.

Cost of revenues was mainly labor costs for TWEW and ocean freight service costs for Edward.

Operating Expenses

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
General and Administrative Expenses
Payroll and Benefits	$—	$19,261	$(19,261)	(100.0)%
Rental and Leases	—	46,030	(46,030)	(100.0)%
Travel and Entertainment	194	302	(108)	(35.8)%
Insurance Expenses	—	491	(491)	(100.0)%
Depreciation and Amortization Expenses	15,000	31,329	(16,329)	(52.1)%
Others	1,057	16,247	(15,190)	(93.5)%
Total General and Administrative Expenses	$16,251	$113,660	$(97,409)	(85.7)%

General and of revenues was mainly labor costs for TWEW and ocean freight services-logistics and warehousing services segment decreased by $97,409, or 85.7%, to $16,251 for the three months ended June 30, 2026 from $113,660 for the three months ended June 30, 2025. The decrease was mainly due to the disposal of Edward in 2026.

Continuing Operations- International Trading

Revenues

	For the Three Months Ended June 30,				Change
	2026		2025		Amount	%
	(Unaudited)		(Unaudited)
	USD	%	USD	%
Revenues
Revenues from Cheetah	$208,909	24.0%	$—	—%	$208,909	100.0%
Revenues from Super International	660,000	76.0%	—	—%	660,000	100.0%
Total revenues	$868,909	100.0%	$—	—%	$868,909	100.0%

For the three months ended June 30, 2026, we reported revenue of $868,909 from international trading segment, including $208,909, or 24.0%, of our total revenue from Cheetah and $660,000, or 76.0%, of our total revenue from Super International, which we acquired in May 27 2026.

Revenue from Cheetah increased by 100.0% to $208,909 for the three months ended June 30, 2026, compared to $nil for the same period in 2025. The increase was primarily due to the expansion of our international trading business following the acquisition of Super International.

Revenue from Super International increased by 100.0% to $660,000 for the three months ended June 30, 2026, compared to $nil for the same period in 2025, primarily due to acquisition of Super International. on May 27, 2026, and its operating results were included in our consolidated financial statements beginning on the acquisition date.

Cost of Revenues

	For the Three Months Ended June 30,				Change
	2026		2025		Amount	%
	(Unaudited)		(Unaudited)
	USD	%	USD	%
Cost of Revenues
Cost of Revenues from Cheetah	$199,409	23.5%	$—	—%	$199,409	100.0%
Cost of Revenues from Super International	650,000	76.5%	—	—%	650,000	100.0%
Total cost of revenues	$849,409	100.00%	$—	—%	$849,409	100.0%

For the three months ended June 30, 2026, total cost of revenues increased to $849,409 from $nil for the same period in 2025, representing an increase of $849,409, or 100.0%. Cost of revenues attributable to Cheetah was $199,409, representing 23.48% of total cost of revenues in the second quarter of 2026, compared to $nil for the same period in 2025, representing an increase of $199,409, or 100.0%, consistent with the corresponding increase in revenue from Cheetah.

Cost of revenues from Super International was $650,000, or 76.52% of total cost of revenues for the three months ended June 30, 2026, compared to $nil for the same period in 2025, representing an increase of $650,000, or 100.0%, consistent with the corresponding increase in revenue from Super International.

Cost of revenues was mainly labor costs for Cheetah and ocean freight service costs for Super International.

Operating Expenses

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Others	20,084	—	20,084	100.0%
Total General and Administrative Expenses	$20,084	$—	$20,084	100.0%

General and administrative expenses for the Company’s continuing operations - international trading segment increased by $20,084, or 100.0%, to $20,084 for the three months ended June 30, 2026 from $nil for the three months ended June 30, 2025. The increase was mainly due to the commencement of our international trading operations following the acquisition of Super International on May 27, 2026.

Continuing Operations - Corporate Unallocated Operating Adjustments

Operating Expenses

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Payroll and Benefits	$192,532	$282,821	$(90,289)	(31.9)%
Rental and Leases	132,123	162,099	(29,976)	(18.5)%
Travel and Entertainment	54,921	19,715	35,206	178.6%
Legal and Accounting Fees	131,544	84,958	46,586	54.8%
Insurance Expenses	48,124	68,313	(20,189)	(29.6)%
Depreciation and Amortization Expenses	6,625	6,625	—	—%
Recruiting Expenses	1,522	5,453	(3,931)	(72.1)%
Others	283,389	61,661	221,728	359.6%
Total General and Administrative Expenses	$850,780	$691,645	$159,135	23.0%

General and administrative expenses for the Company’s continuing operations- corporate unallocated operating adjustments segment increased by $159,135, or 23.0%, to $850,780 for the three months ended June 30, 2026 from $691,645 for the three months ended June 30, 2025. The increase was mainly due to (i) an increase of $221,728 of other administration expenses during the three months ended June 30, 2026, primarily due to consulting fee for disposal of Edward and acquisition of Super International, (ii) an increase of $46,586 of legal and accounting fees due to additional legal fees incurred in connection with the reverse stock split, (iii) an increase of $35,206 in travel and entertainment expenses as part of business development efforts and client engagement, partially offset by (iv) a decrease of $90,289 in payroll and benefits expense due to staff optimization and cost-saving measure, (v) a decrease of $29,976 in rental and leases, primarily due to the termination of one of the Company’s office leases, and (vi) a decrease of $20,189 in insurance expenses resulting from a change in our insurance provider.

Share-based compensation expenses

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
(Unaudited) Share-based compensation expenses	$14,182	$10,444	$3,738	35.8%

Share-based compensation expenses were $14,182 and $10,444 for the three months ended June 30, 2026 and 2025, respectively, representing an increase of $3,738, or 35.8%.

See also Note 12 – Stock Based Compensation for more details in our Consolidated Financial Statements included in this quarterly report.

Other Income (Expenses), net

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
Interest income	$264,695	$272,228	$(7,533)	(2.8)%

Interest expenses:
Loan Interest expense	(6,255)	(6,736)	(481)	(7.1)%
Credit Card Interest	(247)	(462)	(215)	(46.5)%
Premium Finance Interest	(297)	(862)	(565)	(65.5)%
Total Interest expenses	(6,799)	(8,060)	(1,261)	(15.6)%
Other income, net	993,766	17,140	976,626	5,697.9%
Gain (loss) on disposal of ETE	(297,610)	—	(297,610)	(100)%
Total other income, net	$954,052	$281,308	$672,744	239.1%

Interest income from continuing operations was $264,695 for the three months ended June 30, 2026, compared to $272,228 for the three months ended June 30, 2025, representing a decrease of $7,533 or 2.8%. The decrease was primarily due to a reduction in average outstanding loan balances as certain borrowers repaid a portion of their loans, resulting in lower interest income.

Interest expense incurred from our continuing operations was $6,799 for the three months ended June 30, 2026, which decreased by $1,261, or 15.6%, from $8,060 for the three months ended June 30, 2025, mainly due to lower interest incurred on premium finance arrangements.

Other income, net from continuing operations was $993,766 for the three months ended June 30, 2026, compared to $17,140 for the three months ended June 30, 2025, representing an increase of $976,626 or 5,697.9%. The increase was primarily driven by higher foreign exchange gains resulting from currency rate fluctuations.

Income Tax (Benefits)

Our income tax provision for continuing operations was $1,210 for the three months ended June 30, 2026, compared with income tax provision of approximately $12,987 for the same period in 2025.

Net Loss

As a result of the above factors, we had a net income of $71,045 from our continuing operations for the three months ended June 30, 2026, compared to a net loss of $512,528 for the same period of 2025.

Discontinued Operations -Parallel- Import vehicle Business

As disclosed in Note 6 – Discontinued Operations, our Board approved the discontinuation of our parallel-import vehicle business on March 3, 2025. The Company fully exited its parallel-import vehicle business during the year ended December 31, 2024. The Company did not generate any income or incur any expenses from discontinued operations for the three months ended June 30, 2026.

Comparison of the Six Months Ended June 30, 2026 and 2025

Continuing Operations-Logistics and Warehousing Services

Revenues

	For the Six Months Ended June 30,				Change
	2026		2025		Amount	%
	USD	%	USD	%
Revenues
Revenues from Edward	$39,700	42.8%	115,199	13.8%	$(75,499)	(65.5)%
Revenues from TWEW	53,000	57.2%	718,726	86.2%	(665,726)	(92.6)%
Total revenues	$92,700	100.0%	$833,925	100.0%	$(741,225)	(88.9)%

For the six months ended June 30, 2026, we reported revenue of $92,700 from logistics and warehousing services segment, including $39,700, or 42.8%, of our total revenue from Edward, which we acquired in February 2024, and $53,000, or 57.2%, of our total revenue from TWEW, which we acquired in December 2024.

Revenue from Edward decreased by 65.5% to $39,700 for the six months ended June 30, 2026, compared to $115,199 for the same period in 2025. The decrease was primarily due to the disposal of Edward.

Revenue from TWEW decreased by 92.6% to $53,000 for the six months ended June 30, 2026, compared to $718,726 for the same period in 2025, primarily due to tighter U.S. immigration policies, which increased labor costs and constrained labor availability, as well as unfavorable market conditions that reduced customer demand in the logistics and warehousing industries.

Cost of Revenues

	For the Six Months Ended June 30,				Change
	2026		2025		Amount	%
	USD	%	USD	%
Cost of Revenues
Cost of Revenues from Edward	$19,833	27.2%	$67,607	9.1%	$(47,774)	(70.7)%
Cost of Revenues from TWEW	53,000	72.8%	675,162	90.9%	$(622,162)	(92.2)%
Total cost of revenues	$72,833	100.0%	$742,769	100.0%	$(669,936)	(90.2)%

For the six months ended June 30, 2026, total cost of revenues decreased to $72,833 from $742,769 for the same period in 2025, representing a decrease of $669,936, or 90.2%. Cost of revenues attributable to TWEW was $53,000, representing 72.8% of total cost of revenues for the six months ended June 30, 2026, compared to $675,162 for the same period in 2025, representing a decrease of $622,162, or 92.2%, consistent with the corresponding decline in revenue from TWEW.

Cost of revenues from Edward was $19,833, or 27.2% of total cost of revenues for the six months ended June 30, 2026, compared to $67,607 for the same period in 2025, representing a decrease of $47,774, or 70.7%, consistent with the corresponding disposal of Edward.

Cost of revenues was mainly labor costs for TWEW and ocean freight service costs for Edward.

Operating Expenses

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Payroll and Benefits	$14,521	$60,530	$(46,009)	(76.0)%
Rental and Leases	46,031	92,061	(46,030)	(50.0)%
Travel and Entertainment	571	414	157	37.9%
Insurance Expenses	289	941	(652)	(69.3)%
Depreciation and Amortization Expenses	41,768	62,657	(20,889)	(33.3)%
Others	53,509	29,467	(24,042)	(81.6)%
Total General and Administrative Expenses	$156,689	$246,070	$(89,381)	(36.3)%

General and administrative expenses for the Company’s continuing operations-logistics and warehousing services segment decreased by $89,381, or 36.3%, to $156,689 for the six months ended June 30, 2026 from $246,070 for the six months ended June 30, 2025. The decrease was mainly due to lower operating and administrative expenses following the disposal of Edward, as well as ongoing cost control initiatives.

Continuing Operations- International Trading

Revenues

	For the Six Months Ended June 30,				Change
	2026		2025		Amount	%
	(Unaudited)		(Unaudited)
	USD	%	USD	%
Revenues
Revenues from Cheetah	$208,909	24.0%	$—	—%	$208,909	100.0%
Revenues from Super International	660,000	76.0%	—	—%	660,000	100.0%
Total revenues	$868,909	100.0%	$—	—%	$868,909	100.0%

For the six months ended June 30, 2026, we reported revenue of $868,909 from international trading segment, including $208,909, or 24.0%, of our total revenue from Cheetah, and $660,000, or 76.0%, of our total revenue from Super International, which we acquired on May 27, 2026.

Revenue from Cheetah increased by 100.0% to $208,909 for the six months ended June 30, 2026, compared to $nil for the same period in 2025. The increase was primarily due to the expansion of our international trading business following the acquisition of Super International.

Revenue from Super International increased by 100.0% to $660,000 for the six months ended June 30, 2026, compared to $nil for the same period in 2025, primarily due to acquisition of Super International on May 27, 2026, and its operating results were included in our consolidated financial statements beginning on the acquisition date.

Cost of Revenues

	For the Six Months Ended June 30,				Change
	2026		2025		Amount	%
	(Unaudited)		(Unaudited)
	USD	%	USD	%
Cost of Revenues
Cost of Revenues from Cheetah	$199,409	23.5%	$—	—%	$199,409	100.0%
Cost of Revenues from Super International	650,000	76.5%	—	—%	650,000	100.0%
Total cost of revenues	$849,409	100.0%	$—	—%	$849,409	100.0%

For the six months ended June 30, 2026, total cost of revenues increased to $849,409 from $nil for the same period in 2025, representing an increase of $849,409, or 100.0%. Cost of revenues attributable to Cheetah was $199,409, representing 23.5% of total cost of revenues for the six months ended June 30, 2026, compared to $nil for the same period in 2025, representing an increase of $199,409, or 100.0%, consistent with the corresponding increase in revenue from Cheetah.

Cost of revenues from Super International was $650,000, or 76.5% of total cost of revenues for the six months ended June 30, 2026, compared to $nil for the same period in 2025, representing an increase of $650,000, or 100.0%, consistent with the corresponding increase in revenue from Super International.

Cost of revenues was mainly labor costs for Cheetah and ocean freight service costs for Super International.

Operating Expenses

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Others	20,084	—	20,084	100.0%
Total General and Administrative Expenses	$20,084	$—	$20,084	100.0%

General and administrative expenses for the Company’s continuing operations-international trading segment increased by $20,084, or 100.0%, to $20,084 for the six months ended June 30, 2026 from $nil for the six months ended June 30, 2025. The increase was mainly due to the acquisition of Super International.

Continuing Operations- Corporate Unallocated Operating Adjustments

Operating Expenses

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Payroll and Benefits	$416,295	$555,744	$(139,449)	(25.1)%
Rental and Leases	265,941	324,197	(58,256)	(18.0)%
Travel and Entertainment	86,204	61,633	24,571	39.9%
Legal and Accounting Fees	224,511	342,963	(118,452)	(34.5)%
Insurance Expenses	100,999	136,599	(35,600)	(26.1)%
Depreciation and Amortization Expenses	13,250	13,250	—	—%
Recruiting Expenses	3,384	6,474	(3,090)	(47.7)%
Others	369,762	118,894	250,868	211.0%
Total General and Administrative Expenses	$1,480,346	$1,559,754	$(79,408)	(5.1)%

General and administrative expenses for the Company’s continuing operations- corporate unallocated operating adjustments segment decreased by $79,408, or 5.1%, to $1,480,346 for the six months ended June 30, 2026 from $1,559,754 for the six months ended June 30, 2025. The increase was mainly due to (i) a decrease of $139,449 in payroll and benefits expense due to staff optimization and cost-saving measure; (ii) a decrease of $118,452 of legal and accounting fees as we recorded the accounting fee for annual audit for Fiscal Year 2024 in the first quarter of 2025; (iii) a decrease of $58,256 in rental and leases, primarily due to the termination of one of the Company’s office leases, and (iv) a decrease of $35,600 in insurance expenses resulting from a change in our insurance provider, partially offset by (v) an increase of $250,868 of other administration expenses during the three months ended June 30, 2026, primarily due to consulting fee for disposal of Edward and acquisition of Super International, and (vi) an increase of $24,571 in travel and entertainment expenses as part of business development efforts and client engagement.

Share-based compensation expenses

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
(Unaudited) Share-based compensation expenses	$28,364	$26,629	$1,735	6.5%

Share-based compensation expenses were $28,364 and $26,629 for the six months ended June 30, 2026 and 2025, respectively, representing an increase of $1,735, or 6.5%.

See also Note 12 – Stock Based Compensation for more details in our Consolidated Financial Statements included in this quarterly report.

Other Income (Expenses), net

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
Interest income	$415,837	$480,318	$(64,481)	(13.4)%

Interest expenses:
Loan Interest expense	(12,533)	(13,406)	(873)	(6.5)%
Credit Card Interest	(493)	(462)	31	6.7%
Premium Finance Interest	(1,473)	(3,004)	(1,531)	(51.0)%
Total Interest expenses	(14,499)	(16,872)	(2,373)	(14.1)%
Other income, net	1,002,778	29,756	973,022	3,270.0%
Gain (loss) on disposal of ETE	(297,610)	—	(297,610)	(100)%
Total other income, net	$1,106,506	$493,202	$613,304	124.4%

Interest income from continuing operations was $415,837 for the six months ended June 30, 2026, compared to $480,318 for the six months ended June 30, 2025, representing a decrease of $64,481 or 13.4%. The decrease was primarily due to a reduction in average outstanding loan balances as certain borrowers repaid a portion of their loans, resulting in lower interest income.

Interest expense incurred from our continuing operations was $14,499 for the six months ended June 30, 2026, which decreased by $2,373, or 14.1%, from $16,872 for the six months ended June 30, 2025, mainly due to lower interest incurred on premium finance arrangements.

Other income, net from continuing operations was $1,002,778 for the six months ended June 30, 2026, compared to $29,756 for the six months ended June 30, 2025, representing an increase of $973,022 or 3,270.0%. The increase was primarily driven by higher foreign exchange gains resulting from currency rate fluctuations.

Income Tax (Benefits)

Our income tax provision for continuing operations was $5,610 for the six months ended June 30, 2026, compared with income tax provision of approximately $18,342 for the same period in 2025.

Net Loss

As a result of the above factors, we had a net loss of $545,220 from our continuing operations for the six months ended June 30, 2026, compared to a net loss of $1,266,437 for the same period in 2025.

Discontinued Operations -Parallel- Import vehicle Business

As disclosed in Note 6 – Discontinued Operations, our Board approved the discontinuation of our parallel-import vehicle business on March 3, 2025. The Company fully exited its parallel-import vehicle business during the year ended December 31, 2024. The Company did not generate any income or incur any expenses from discontinued operations for the six months ended June 30, 2026.

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

As of June 30, 2026, we had current assets of $75.7 million, consisting of cash and cash equivalents of $2.1 million, $0.7 million of accounts receivable, $30.0 million in loan receivables, $1.0 million of other receivables, $0.8 million of prepaid expenses and other current assets, and $41.1 million of receivable from withdrawal of investment deposit from continuing operations. Our current liabilities, all of which related to continuing operations, totaled approximately $1.6 million, consisting of $0.7 million of accounts payable, $0.5 million of operating lease liabilities, $0.3 million of other payables, $37,279 of the current portion of long-term borrowings and loan payable from Premium Finance. The Company also had $0.6 million of long-term borrowings payable, and $$44,950 of operating lease liabilities, long-term portion.

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025, with continuing operations and discontinued operations presented separately:

	Six Months ended June 30,
	2026	2025
Net cash provided by (used in) operating activities	$(865,760)	$1,333,668
Cash used in operations-continuing operations	(865,760)	(1,206,833)
Cash provided by operations-discontinued operations	—	2,540,501
Net cash used in investing activities	(68,610,348)	(2,661,150)
Cash used in investing activities-continuing operations	(68,610,348)	(2,661,150)
Net cash provided by (used in) financing activities	71,386,495	(138,294)
Cash provided by (used in) financing activities-continuing operations	71,386,495	(138,294)
Net (decrease) increase in cash	$1,910,387	$(1,465,776)

Operating Activities

Net cash used in operating activities from continuing operations was $0.8 million for the six months ended June 30, 2026. The negative cash flow was primarily due to (i) a net loss of $0.5 million during the six months ended June 30, 2026, and (ii) an increase of $0.6 million in prepaid expenses and other current assets, (iii) a decrease of $0.3 million in other payables and other current liabilities, and (iv) a decrease of $0.3 million in operating lease liabilities, partially offset by (v) a decrease of $0.2 million in other receivables, and (vi) $0.3 million in amortization of operating lease right-of-use assets and intangible assets.

Net cash used in operating activities from continuing operations was $1.2 million for the six months ended June 30, 2025. This was primarily attributable to (i) a net loss of $1.3 million, and (ii) an increase of $0.5 million in other receivables, partially offset by (iii) $0.2 million in amortization of operating lease right-of-use assets and intangible assets, and (iv) a decrease of $0.2 million in prepaid expenses.

Net cash provided by operating activities from discontinued operations was $nil for the six months ended June 30, 2026.

Net cash provided by operating activities from discontinued operations was $2.5 million for the six months ended June 30, 2025, primarily due to the collection of $2.5 million in accounts receivable resulting from vehicle sales.

Investing Activities

Net cash used in investing activities from continuing operations was approximately $68.6 million for the six months ended June 30, 2026, including (i) $41.1 million in deposit on long-term investment, (ii) $26.5 million short-term loans receivable from third parties, (iii) $5.0 million in acquisition of business, and offset by (iii) $4.0 million in proceeds of repayment from these loans.

For the six months ended June 30, 2025, net cash used in investing activities was $2.7 million, including (i) $3.5 million in short-term loans receivable from third parties, and offset by (ii) $0.8 million proceeds of repayment from these loans.

There were no investing activities related to discontinued operations for the six months ended June 30, 2026 and 2025.

Financing Activities

Net cash provided by financing activities from continuing operations was $71,386,495 for the six months ended June 30, 2026, which consisted of (i) net proceeds of $40,140,000 from a private placement, (ii) net proceeds of $30,947,851 from issuances of Class A common stock under an at-the-market offering, and (iii) proceeds of $400,000 from the issuance of Class B common stock pursuant to a stock subscription agreement, partially offset by (iv) net repayments of premium financing obligations of $82,650 and (v) net repayments of long-term borrowings of $18,706.

Net cash used in financing activities from continuing operations was $138,294 for the six months ended June 30, 2025, which consisted of (i) net repayment of premium finance of $120,461, and (ii) net repayment of long-term borrowings of $17,833.

There were no financing activities related to discontinued operations for the six months ended June 30, 2026 and 2025.

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

On June 26, 2026, we and the Sales Agent entered into a Mutual Termination Agreement, pursuant to which we mutually agreed to terminate the Sales Agreement dated March 31, 2026, effective as of the close of business on June 26, 2026. The Company had an 1-for-200 reverse stock split that became effective at 8:00 a.m., Eastern Time, on April 20, 2026, and the Company’s Class A common stock began trading on a split-adjusted basis on April 29, 2026. Prior to the effectiveness of such reverse stock split, we sold an aggregate of 355,000,000 shares of Class A common stock pursuant to the Sales Agreement, representing 1,775,000 shares of Class A common stock after giving effect to the reverse stock split. From April 29, 2026 through June 18, 2026, after the Class A common stock began trading on a split-adjusted basis, we sold an additional 1,000,000 shares of Class A common stock pursuant to the Sales Agreement. Accordingly, prior to the termination of the Sales Agreement, we sold an aggregate of 2,775,000 shares of Class A common stock pursuant to the Sales Agreement, after giving effect to the reverse stock split.

We have incurred approximately $3.7 million in expenses in connection with the ATM Offering, including $3.6 million in expenses paid to or for the account of the Sales Agent, commissions and clearing fees, and $0.1 million in other expenses. None of the offering expenses consisted of payments to any directors or officers of the Company or their associates, any persons owning 10% or more of our equity securities, or any of our affiliates. As of the date of this quarterly report, after deducting offering expenses, we received net proceeds of approximately $30.9 million from the ATM Offering, of which approximately $3.5 million was used to acquire Super International. None of such net proceeds were paid, directly or indirectly, to any of our directors or officers or their associates, any person owning 10% or more of our equity securities, or any of our affiliates.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our principal executive and principal financial officers, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026 and determined that the disclosure controls and procedures were ineffective at a reasonable assurance level as of that date.

Changes in Internal Control Over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

The June 2026 Private Placement

On June 15, 2026, the Company entered into a Securities Purchase Agreement with Huan Liu, the Company’s Chief Executive Officer, Interim Chief Financial Officer, director, and Chairman of the Board of Directors, pursuant to which the Company issued and sold to Huan Liu 200,000 shares of Class B common stock, par value $0.0001 per share, at a purchase price of $2.00 per share, for aggregate gross proceeds of $400,000. The shares were issued and sold in a an offshore transaction in reliance on Regulation S under the Securities Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Naiside Transaction

On June 30, 2026, Naiside and Shanghai Kesheng entered into an agreement to terminate the Partnership Agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the parties agreed to immediately terminate the Partnership Agreement. Shanghai Kesheng agreed to return the full amount of RMB 280,000,000 to Naiside as soon as practicable. The parties further agreed that all rights and obligations arising under the Partnership Agreement, including their respective partnership rights, contribution obligations, and arrangements relating to the allocation of profits and losses, would terminate, and that neither party would pursue claims against the other arising from the performance of the Partnership Agreement, except with respect to the rights and obligations arising under the Termination Agreement.

On August 10, 2026, Naiside and Shanghai Kesheng entered into a first amendment to the Termination Agreement (the “First Amendment”) to establish the repayment arrangements, overdue interest, and liability for default. Pursuant to the First Amendment, Shanghai Kesheng is required to repay the full RMB 280,000,000 to Naiside in a single lump-sum payment on or before December 30, 2026, without deduction of any handling fee, service fee, management fee, or other charge or expense. Shanghai Kesheng’s repayment obligation will be deemed fully discharged only upon Naiside’s receipt of the full amount in immediately available funds in its designated bank account. If the full amount is not repaid by December 30, 2026, the outstanding principal will accrue overdue interest commencing on December 31, 2026, at a rate of 5% per annum, calculated on a simple-interest basis based on the actual number of days overdue.

Loan Agreements

During the quarter ended June 30, 2026, the Company entered into five unsecured short-term loan agreements with Hongkong Sanyou Petroleum Co Limited and Asia Finance Investment Limited, pursuant to which the Company made loans in an aggregate principal amount of $11.01 million.

On May 14, 2026, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $4,000,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months, with an option to extend for an additional 12 months. As of June 30, 2026, no principal repayments or accrued interest payments had been collected on this loan, with remaining principal of $4,000,000 and interest of $26,111 outstanding.

On May 21, 2026, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $4,000,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months, with an option to extend for an additional 12 months. As of June 30, 2026, no principal repayments or accrued interest payments had been collected on this loan, with remaining principal of $4,000,000 and interest of $22,222 outstanding.

On May 11, 2026, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $1,000,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months. As of June 30, 2026, no principal repayments or accrued interest payments had been collected on this loan, with remaining principal of $1,000,000 and interest of $6,944 outstanding.

On May 21, 2026, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $600,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months. As of June 30, 2026, no principal repayments or accrued interest payments had been collected on this loan, with remaining principal of $600,000 and interest of $3,333 outstanding.

On June 26, 2026, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $1,410,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months. As of June 30, 2026, no principal repayments or accrued interest payments had been collected on this loan, with remaining principal of $1,410,000 and interest of $783 outstanding.

The foregoing descriptions of the loan agreements do not purport to be complete and are qualified in their entirety by reference to the full text of the respective loan agreements, which are filed as Exhibits 10.10, 10.11, 10.12, 10.13 and 10.14 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

The exhibits listed below are filed as part of this quarterly report on Form 10-Q.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Plan of Conversion	8-K	001-41761	2.1	February 3, 2026

3.1	Certificate of Incorporation	8-K	001-41761	3.2	February 3, 2026

3.2	Certificate of Amendment to Certificate of Incorporation	8-K	001-41761	3.1	April 24, 2026

3.3	Certificate of Conversion	8-K	001-41761	3.1	February 3, 2026

3.4	Bylaws	8-K	001-41761	3.3	February 3, 2026

4.1	Specimen Stock Certificate	10-K	001-41761	4.1	March 20, 2026

10.1	Share Transfer Agreement, dated as of April 16, 2026, by and between the Company and Leyan Yang	8-K	001-41761	10.1	April 16, 2026

10.2	Loan Agreement dated April 23, 2026, by and between the Company and Hongkong Sanyou Petroleum Co Limited	10-Q	001-41761	10.11	May 14, 2026

10.3	Loan Agreement dated April 27, 2026, by and between the Company and Hongkong Sanyou Petroleum Co Limited	10-Q	001-41761	10.12	May 14, 2026

10.4	Loan Agreement dated April 1, 2026, by and between the Company and Hongkong Sanyou Petroleum Co Limited	10-Q	001-41761	10.13	May 14, 2026

10.5	Resignation Agreement dated June 4, 2026 by and between the Company and Cindy Tang	8-K	001-41761	10.1	June 4, 2026

10.6	Securities Purchase Agreement dated June 15, 2026 by and between the Company and Huan Liu	8-K	001-41761	10.1	June 22, 2026

10.7	Mutual Termination Agreement, dated June 26, 2026, by and between Cheetah Net Supply Chain Service Inc. and AC Sunshine Securities LLC.	8-K	001-41761	10.1	June 29, 2026

10.8	English Translation of the Termination Agreement relating to the Partnership Agreement dated June 30, 2026, by and between Shanghai Kesheng Investment Management Co., Ltd. and Naiside (Shenzhen) International Trading Co., Ltd.	—	—	—	Filed herewith

10.9	English Translation of the First Amendment to the Termination Agreement relating to the Partnership Agreement dated August 10, 2026, by and between Shanghai Kesheng Investment Management Co., Ltd. and Naiside (Shenzhen) International Trading Co., Ltd.	—	—	—	Filed herewith

10.10	Loan Agreement dated May 14, 2026, by and between the Company and Hongkong Sanyou Petroleum Co Limited	—	—	—	Filed herewith

10.11	Loan Agreement dated May 21, 2026, by and between the Company and Hongkong Sanyou Petroleum Co Limited	—	—	—	Filed herewith

10.12	Loan Agreement dated May 11, 2026, by and between the Company and Asia Finance Investment Limited	—	—	—	Filed herewith

10.13	Loan Agreement dated May 21, 2026, by and between the Company and Asia Finance Investment Limited	—	—	—	Filed herewith

10.14	Loan Agreement dated June 26, 2026, by and between the Company and Asia Finance Investment Limited	—	—	—	Filed herewith

10.15	Loan Extension Agreement effective as of June 13, 2026, by and between the Company and Asia Finance Investment Limited	—	—	—	Filed herewith

10.16	Loan Extension Agreement effective as of June 26, 2026, by and between the Company and Asia Finance Investment Limited	—	—	—	Filed herewith

10.17	Purchase Agreement dated June 9, 2026, by and between the Company and Eurosun Holdings Inc Corporation.	—	—	—	Filed herewith

10.18	Purchase Agreement dated June 10, 2026, by and between Super International Trading Limited and Yichang Holding Co., Ltd.	—	—	—	Filed herewith

10.19	Sales Agreement dated June 15, 2026, by and between Super International Trading Limited and Rapid Proceed Limited.	—	—	—	Filed herewith

10.20	Sales Agreement dated June 18, 2026, by and between the Company and Holywud (HK) Technology Co., Limited.	—	—	—	Filed herewith

10.21	Stock Purchase Agreement dated March 25, 2026, by and among the Company, Bing Shao, and Edward Transit Express Group, Inc.	8-K	001-41761	10.1	March 25, 2026

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

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

Date: August 13, 2026

Cheetah Net Supply Chain Service Inc.

By:	/s/ Huan Liu
Huan Liu
Chief Executive Officer and Interim Chief Financial Officer