Form 10-Q
period 2026-09-30
CHEETAH NET SUPPLY CHAIN SERVICE INC.
filed 2026-11-13
CIK 1951667

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, there were 1,332,087 shares of Class A common stock and 101,358 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

Cheetah Net Supply Chain Service Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2026

i

CHEETAH NET SUPPLY CHAIN SERVICE INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHEETAH NET SUPPLY CHAIN SERVICE INC.

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025*
	(UNAUDITED)	(AUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,464,614	$233,217
Accounts receivable, net	419,529	6,540
Loan receivable	29,471,513	7,430,111
Other receivables, net	1,341,520	1,157,130
Prepaid expenses and other current assets	1,026,988	238,648
Receivable from withdrawal of investment deposit	41,762,995	—
TOTAL CURRENT ASSETS	88,487,159	9,065,646
NONCURRENT ASSETS:
Property, plant, and equipment, net	303,167	358,868
Operating lease right-of-use assets	414,992	1,165,517
Intangibles, net	490,000	792,571
Goodwill	2,665,654	475,862
TOTAL NONCURRENT ASSETS	3,873,813	2,792,818
TOTAL ASSETS	$92,360,972	$11,858,464

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$419,058	$32,762
Current portion of long-term debt	37,750	35,902
Loans payable from premium finance	123,516	82,650
Due to a related party	10,745	5,204
Operating lease liabilities, current	428,852	594,407
Accrued liabilities and other current liabilities	343,781	594,693
TOTAL CURRENT LIABILITIES	1,363,702	1,345,618
NONCURRENT LIABILITIES:
Long-term debt, net of current portion	542,618	572,653
Operating lease liabilities, net of current portion	—	584,606
TOTAL NONCURRENT LIABILITIES	542,618	1,157,259
TOTAL LIABILITIES	$1,906,320	$2,502,877

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY

Common stock, $0.0001 par value, 2,200,000,000 and 1,000,000,000 shares authorized; 1,333,445 and 115 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively, including: *

Class A common stock, $0.0001 par value, 2,000,000,000 shares and 891,750,000 shares authorized; 1,332,087 and 91 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	133	—
Class B common stock, $0.0001 par value, 200,000,000 shares and 108,250,000 shares authorized; 1,358 and 24 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	101,878,048	17,685,901
Accumulated deficit	(11,423,529)	(8,330,314)
TOTAL STOCKHOLDERS’ EQUITY	90,454,652	9,355,587

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,360,972	$11,858,464

* Retrospectively restated for effect of the Company’s amended and restated articles of incorporation and bylaws and share reverse stock splits on April 20, 2026 (1-for-200) and September 21, 2026 (1-for-150). See also Note 16.

The accompanying notes are an integral part of these consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025*	2026	2025*
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$3,557,805	$361,935	$4,519,414	$1,195,860

COST OF REVENUE	3,276,398	317,757	4,198,640	1,060,526

GROSS PROFIT	281,407	44,178	320,774	135,334

OPERATING EXPENSES
General and administrative expenses	1,089,114	801,263	2,746,233	2,607,087
Impairment loss expenses	—	731,307	—	731,307
Share-based compensation expenses	14,183	76,087	42,547	102,716
TOTAL OPERATING EXPENSES	1,103,297	1,608,657	2,788,780	3,441,110

LOSS FROM OPERATIONS	(821,890)	(1,564,479)	(2,468,006)	(3,305,776)

OTHER INCOME (EXPENSES)
Interest income	398,232	244,776	814,069	725,094
Interest expenses	(6,961)	(7,849)	(21,460)	(24,721)
Loss on disposal of Edward	—	—	(297,610)	—
Other income	666,508	12,900	1,669,286	78,005
Other expenses	—	2	—	(35,347)
Other expense change in fair value of acquisition-related contingent consideration asset	(2,783,884)	—	(2,783,884)	—
OTHER INCOME, NET	(1,726,105)	249,829	(619,599)	743,031

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,547,995)	(1,314,650)	(3,087,605)	(2,562,745)

Income tax	—	—	5,610	18,342

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,547,995)	(1,314,650)	(3,093,215)	(2,581,087)

LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	—

NET INCOME (LOSS)	$(2,547,995)	$(1,314,650)	$(3,093,215)	$(2,581,087)

Earnings (loss) from continuing operations per ordinary share - basic and diluted	$(11.23)	$(12,170.24)	$(38.17)	$(23,897.33)
Earnings (loss) from discontinued operations per ordinary share - basic and diluted	$0.00	$0.00	$0.00	$0.00
Earnings (loss) per share - basic and diluted	$(11.23)	$(12,170.24)	$(38.17)	$(23,897.33)
Weighted average shares - basic and diluted	226,988	108	81,037	108

* Certain reclassifications have been made to the financial statements for the period ended September 30, 2025, to conform to the presentation for the period ended September 30, 2026, with no effect on previously reported net income (loss). See Note 6 – Discontinued Operations.

The accompanying notes are an integral part of these consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock*
	Class A		Class B		Additional			Total
	Common		Common		paid-in	Subscription	Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Deficit	Equity
Balance, December 31, 2025*	91	$—	24	$—	$17,685,901	$—	$(8,330,314)	$9,355,587

Share-based compensation expenses	—	—	—	—	14,182	—	—	14,182
Issuance of common stock in private placement, net of offering costs	1,115	—	—	—	40,140,000	—	—	40,140,000
Net loss from continuing operations for the period	—	—	—	—	—	—	(616,265)	(616,265)
Balance, March 31, 2026	1,206	$—	24	$—	$57,840,083	$—	$(8,946,579)	$48,893,504

Share-based compensation expenses	—	—	—	—	14,182	—	—	14,182
Issuance of common stock under ATM offering	18,500	2	—	—	30,947,849	—	—	30,947,851
Issuance of Class B common stock pursuant to stock subscription	—	—	1,334	—	400,000	—	—	400,000
Net income from continuing operations for the period	—	—	—	—	—	—	71,045	71,045

Balance, June 30, 2026	19,706	$2	1,358	$—	$89,202,114	$—	$(8,875,534)	$80,326,582

Share-based compensation expenses	—	—	—	—	14,183	—	—	14,183
Issuance of common stock under ATM offering	1,312,334	131	—	—	12,661,751	—	—	12,661,882
Fraction shares issued due to reverse stock split	47	—	—	—	—	—	—	—
Net loss from continuing operations for the period	—	—	—	—	—	—	(2,547,995)	(2,547,995)

Balance, September 30, 2026	1,332,087	$133	1,358	$—	$101,878,048	$—	$(11,423,529)	$90,454,652

	Common Stock*

	Class A		Class B		Additional		Retained Earnings	Total
	Common		Common		paid-in	Subscription	(Accumulated	Stockholders’
	stock	Amount	stock	Amount	capital	Receivable	Deficit)	Equity
Balance, December 31, 2024*	89	$—	19	$—	$17,298,283	$—	$(4,680,611)	$12,617,672

Share-based compensation expenses	—	—	—	—	16,185	—	—	16,185
Net loss from continuing operations for the period	—	—	—	—	—	—	(753,909)	(753,909)

Balance, March 31, 2025*	89	$—	19	$—	$17,314,468	$—	$(5,434,520)	$11,879,948

Share-based compensation expenses	—	—	—	—	10,444	—	—	10,444
Net loss from continuing operations for the period	—	—	—	—	—	—	(512,528)	(512,528)

Balance, June 30, 2025*	89	$—	19	$—	$17,324,912	$—	$(5,947,048)	$11,377,864

Share-based compensation expenses	—	—	—	—	(1,788)	—	—	(1,788)
Issuance of common stock in connection of share-based award	1	—	—	—	77,875	—	—	77,875
Shares issued upon exercised share-based award for employees	1	—	—	—	—	—	—	—
Net loss from continuing operations for the period	—	—	—	—	—	—	(1,314,650)	(1,314,650)

Balance, September 30, 2025*	91	$—	19	$—	$17,400,999	$—	$(7,261,698)	$10,139,301

* Retrospectively restated for effect of the Company’s amended and restated articles of incorporation and bylaws and share reverse stock splits on April 20, 2026 (1-for-200) and September 21, 2026 (1-for-150). See also Note 16.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net Loss	$(3,093,215)	$(2,581,087)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,132	29,646
Impairment loss expenses on goodwill and intangible assets	—	731,307
Loss on disposal of Edward	297,610	—
Amortization of operating lease right-of-use assets	370,368	310,210
Amortization of intangible assets	53,511	84,214
Share-based compensation expenses	42,547	102,716
Accrued interest income from loans receivable	(187,865)	—
Change in fair value of acquisition-related contingent consideration asset	2,783,884	—
Unrealized foreign exchange gain on receivable from withdrawal of investment deposit	(1,631,708)	—
Foreign exchange loss on cash balances	9,228	(3)
Changes in operating assets and liabilities:
Accounts receivable	424,400	36,276
Other receivables	3,401	(606,911)
Due to a related party	5,541	—
Prepaid expenses and other current assets	(589,520)	49,455
Accounts payable	(419,128)	—
Other payables and other current liabilities	(267,045)	198,979
Operating lease liabilities	(368,388)	(161,523)
Cash used in operating activities-continuing operations	(2,543,247)	(1,806,721)
Cash provided by operating activities-discontinued operations	—	2,540,501
Net cash (used in) provided by operating activities	(2,543,247)	733,780

Cash flows from investing activities:
Acquisition of business, net of cash acquired	(4,974,529)	—
Prepayments for acquisition of business	(88,000)	—
Cash used in disposal of Edward	(3,844)	—
Investment	(40,131,287)	—
Loans made to third parties	(28,710,000)	(3,445,150)
Loans repayment received from third parties	6,668,598	1,230,334
Cash used in investing activities-continuing operations	(67,239,062)	(2,214,816)
Net cash used in investing activities	(67,239,062)	(2,214,816)

Cash flows from financing activities:
Proceeds from PIPE	40,140,000	—
Proceeds from issuance of common stock under ATM offering	43,470,256	—
Issuance of Class B common stock pursuant to stock subscription	400,000	—
Proceeds from Premium Finance	185,208	196,300
Repayments of Premium Finance	(144,343)	(185,678)
Repayments of long-term borrowings	(28,187)	(26,859)
Cash (used in) provided by financing activities-continuing operations	84,022,934	(16,237)
Net cash (used in) provided by financing activities	84,022,934	(16,237)

Effect of exchange rate fluctuation on cash	(9,228)	3

Net (decrease) increase in cash	14,231,397	(1,497,270)
Cash, beginning of the period	233,217	1,650,962
Cash, end of the period	14,464,614	153,692
Less cash and cash equivalents of discontinued operations	—	—
Cash of continuing operations	$14,464,614	$153,692

Supplemental cash flow information period
Cash paid for income taxes	$2,155	$2,155
Cash paid for interests	$21,444	$23,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS DESCRIPTION

Cheetah Net Supply Chain Service Inc. (“Cheetah Net” or the “Company”), formerly known as Yuan Qiu Business Group LLC, was established under the laws of the State of North Carolina on August 9, 2016 as a limited liability company (“LLC”). On March 1, 2022, the Company filed articles of incorporation including articles of conversion with the Secretary of State of the State of North Carolina to convert from an LLC to a corporation, and changed its name to Cheetah Net Supply Chain Service Inc. On February 2, 2026, the Company converted from a corporation organized under the laws of the State of North Carolina into a corporation organized under the laws of the State of Delaware pursuant to a plan of conversion approved by the Company’s stockholders. The conversion constituted a continuation of the Company’s existence and did not result in any change to the Company’s business, assets, liabilities or outstanding shares of common stock. As of September 30, 2026, the Company held 100% of the equity interests in the following entities:

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

On October 7, 2026, the Company completed its acquisition of JoyPak Supply LLC (“JoyPak”), a Nevada limited liability company primarily engaged in the sale of consumer, beauty, personal care and other everyday-use products. As a result of the closing, JoyPak became a wholly owned subsidiary of the Company. See Note 18 — Subsequent Events for additional information.

On September 30, 2024, the Company’s stockholders approved its fourth amended and restated articles of incorporation, which authorizes a reverse stock split of the issued shares of its Common Stock, par value $0.0001 per share, at a ratio ranging from 1-for-10 to 1-for-30, as determined at the discretion of the Company’s board of directors. On October 7, 2024, the Company’s board of directors approved a reverse stock split of the Company’s Common Stock at a ratio of 1-for-16. On October 21, 2024, the Company effectuated a reverse stock split of its Common Stock at a ratio of 1-for-16. Following such reverse stock split, every 16 shares of the Company’s Common Stock outstanding were automatically combined into one new share of Common Stock. No fractional shares were issued in connection with the reverse stock split; any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share. The par value per share of the Company’s Common Stock remained unchanged. The Company’s Class A Common Stock started trading on a post-split basis on October 24, 2024, at which time the Class A Common Stock was assigned a new CUSIP number (16307X202).

On March 23, 2026, the Company’s board of directors approved a reverse stock split of the Company’s Common Stock at a ratio of 1-for-200 (the “April 2026 Reverse Stock Split”). To implement the reverse stock split, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware on March 24, 2026. The reverse stock split became effective at 8:00 a.m., Eastern Time, on April 20, 2026. Following such reverse stock split, every 200 shares of the Company’s Common Stock outstanding were automatically combined into one new share of common stock. No fractional shares were issued in connection with the reverse stock split; any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share. The par value per share of the Company’s Common Stock remained unchanged. As a result of the reverse stock split, the Company’s issued and outstanding Class A Common Stock was reduced from 391,177,712 shares to 1,955,889 shares, and the Company’s issued and outstanding Class B Common Stock was reduced from 690,875 shares to 3,456 shares. The Company’s Class A Common Stock began trading on a split-adjusted basis on April 29, 2026, at which time the Class A Common Stock was assigned a new CUSIP number, 16307X301.

On August 11, 2026, the Company’s board of directors approved a reverse stock split of the Company’s Class A and Class B Common Stock at a ratio of 1-for-150 (the “September 2026 Reverse Stock Split”). To implement the reverse stock split, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware on September 15, 2026. The reverse stock split became effective at 8:00 a.m., Eastern Time, on September 21, 2026. Following such reverse stock split, every 150 shares of the Company’s Class A and Class B Common Stock outstanding were automatically combined into one new share of common stock. No fractional shares were issued in connection with the reverse stock split; any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share. The par value per share of the Company’s Common Stock remained unchanged. As a result of the reverse stock split, the Company’s issued and outstanding Class A Common Stock was reduced from 199,805,935 shares to 1,332,087 shares, and the Company’s issued and outstanding Class B Common Stock was reduced from 203,456 shares to 1,358 shares. The Company’s Class A Common Stock began trading on a split-adjusted basis on September 28, 2026, at which time the Class A Common Stock was assigned a new CUSIP number, 16307X400.

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

Logistics and Warehousing Services

Prior to its disposition, Edward Transit Express Group, Inc. (“Edward”) operated as a licensed Non-Vessel Operating Common Carrier. It managed freight forwarding, including shipment consolidation and carrier selection, and provided warehousing services encompassing fulfillment, storage, and inventory management. On April 1, 2026, the Company completed the disposition of Edward pursuant to a Stock Purchase Agreement dated March 25, 2026.

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

International Trading

The Company’s subsidiary, Super International, is primarily engaged in the procurement and sale of excavators and other construction machinery, as well as industrial construction-related supplies and ancillary products. Super International purchases equipment from suppliers and resells the equipment to export-oriented trading customers based on customer demand. The addition of this business expands the Company’s service offerings and complements its existing logistics and warehousing operations by creating potential opportunities for integrated equipment trading, transportation, and warehousing services.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the U.S. (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). The accompanying consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All intercompany balances and transactions are eliminated upon consolidation. The consolidated financial statements are presented in United States Dollars (“USD”), which is the Company’s reporting currency. The Company’s functional currency is USD. Transactions denominated in foreign currencies are recorded at the exchange rates prevailing on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are remeasured at the exchange rates in effect at each balance sheet date, with resulting foreign exchange gains and losses recognized in the consolidated statements of operations.

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

The Company reported a net loss of approximately $3.1 million for nine months ended September 30, 2026, and net cash used in operating activities of approximately $2.5 million. As the Company has been integrating into newly acquired international trading business and developing to the logistics and warehousing service business, the Company may continue to incur operating losses and generate negative cash flow. These factors were considered in management’s evaluation of the Company’s ability to continue as a going concern, together with the mitigating factors described below.

As of September 30, 2026, the Company had cash and cash equivalents of approximately $14.5 million and a working capital balance of $87.1 million. In addition, the Company had receivable from withdrawal of investment deposit of $41.8 million and loan receivable from third parties of approximately $29.5 million, which can be sufficient for the Company to support its ongoing business operations and meet the obligations in the future.

Management has evaluated the Company’s ability to continue as a going concern in accordance with ASC 205-40, Presentation of Financial Statements – Going Concern. This evaluation considered the Company’s current financial condition, expected cash flows, obligations due within the next 12 months, and available sources of liquidity.

While management understands that the ability of the Company to continue as a going concern is dependent upon its ability to successfully execute its new business strategy and eventually attain profitable operations, management has concluded that there are no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the issuance date of these consolidated financial statements. Accordingly, the Company’s consolidated financial statements as of September 30, 2026 have been prepared on a going concern basis.

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

Cash and cash equivalents

Cash and cash equivalents consist of cash in bank and interest-bearing certificates of deposit with an initial term of three months when purchased. As of September 30, 2026 and December 31, 2025, all cash and cash equivalents were related to continuing operations.

	September 30,	December 31,
	2026	2025
Cash held in Current Accounts	$14,464,614	$233,217
Total cash and cash equivalents shown in the statements of cash flows	$14,464,614	$233,217

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

During the nine months ended September 30, 2026 and 2025, no allowance for credit losses on accounts receivable from continuing operations was recorded. (See Note 6 – Discontinued Operations for further details.)

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

Loan receivable

The Company’s loans receivable, which consist of loans to third parties, are recognized at the point of loan disbursement, initially measured at fair value, primarily reflecting the disbursed amount and associated transaction costs. Both secured and unsecured lending are encompassed in these receivables, with terms including varying interest rates and maturity dates. Subsequently, these receivables are measured at amortized cost using the effective interest method, which ensures the accurate recognition of interest income over the loan period. The interest rates for these loans may be subject to change based on the terms of loan agreements. Periodic reviews of the loan portfolio are conducted to assess for impairment, utilizing the expected credit loss model. This approach considers historical credit loss experience, current conditions, and reasonable forecasts in estimating potential credit losses. As of September 30, 2026 and December 31, 2025, no impairment allowance was recorded for the loan receivable.

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

As of September 30, 2026, the Company recorded a receivable from withdrawal of investment deposit of RMB 280,000,000, equivalent to approximately US$41,762,995, following the termination of the related partnership agreement. See Note 5 for additional information.

Based on the Company’s assessment, no allowance for expected credit losses was recorded as of September 30, 2026.

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

The Company recognized impairment loss to intangible assets of nil and $162,775 for the nine months ended September 30, 2026 and 2025, respectively. See NOTE 9—INTANGIBLE ASSET, CONTINGENT CONSIDERATION ASSET AND GOODWILL.

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

Unless otherwise disclosed, the fair value of the Company’s financial instruments, including cash, accounts receivable, loans receivable, loans payable, and other payables and other current liabilities, approximated the fair value of the respective assets and liabilities as of September 30, 2026 and December 31, 2025 based upon the short-term nature of the assets and liabilities.

The Company applied level 3 to obtain the fair value of intangible assets and goodwill. See NOTE 9 — Intangible Asset and Goodwill.

The Company believes that the carrying amount of long-term loans approximated fair value as of September 30, 2026 and December 31, 2025 based on the terms of the borrowings and current market rates as the rates of the borrowings are reflective of the current market rates.

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

At the commencement date, the Company recognizes the lease liability at the present value of the lease payments not yet paid, discounted using the interest rate implicit in the lease or, if that rate cannot be readily determined, the Company’s incremental borrowing rate for the same term as the underlying lease. The ROU asset is recognized initially at cost, which primarily comprises the initial amount of the lease liability, plus any initial direct costs incurred, consisting mainly of brokerage commissions, less any lease incentives received. All ROU assets are reviewed for impairment annually. There was no impairment for ROU lease assets for the nine months ended September 30, 2026 and 2025.

Contingent consideration asset

A contingent consideration asset is the acquirer’s contractual right to receive cash or other assets from the former owners of an acquiree if specified future events occur or conditions are met. The Company recognizes contingent consideration assets arising from business combinations in accordance with ASC 805, Business Combinations (“ASC 805”). The Company recognizes the acquisition-date fair value of such rights as part of the consideration transferred in exchange for the acquiree (ASC 805-30-25-5), and measures the right to receive cash on the same basis as a financial asset (ASC 805-30-25-23). Contingent consideration assets are presented within other non-current assets on the consolidated balance sheet, separately from goodwill.

Goodwill

The Company records goodwill as the excess of the consideration transferred over the fair value of net assets acquired in business combinations. Goodwill is tested for impairment at the reporting unit level, which is an operating segment, or one level below. The Company has two reporting units. The Company measures goodwill impairment, if any, as the amount by which the carrying amount of the reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill.

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

For the nine months ended September 30, 2026, the Company did not record any impairment. For the nine months ended September 30, 2025, the Company recognized impairment losses of $731,307, consisting of $162,775 related to intangible assets and $568,532 related to goodwill, both attributable to Edward.

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

The Company generated revenues from freight forwarding services provided by Edward and general labor and logistics provided by TWEW to corporate and retail clients, including transportation, cargo warehousing, freight forwarding, labor service, and cargo loading and unloading, and international trading services provided through Cheetah and Super International, primarily involving the purchase and resale of construction machinery and related equipment to trading and export customers.

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

Revenue from international trading, provided through Cheetah and Super International, is recognized at a point in time when control of construction machinery and related equipment transfers to trading and export customers, generally upon pickup at the Company’s designated warehouse under EXW terms. The Company acts as the principal in these transactions, taking legal title to and bearing inventory risk on equipment purchased from suppliers prior to resale, and therefore recognizes revenue on a gross basis. Each contract represents a single performance obligation, with a fixed transaction price and no provisions for sales returns based on historical experience.

Disaggregation of Revenue

The Company disaggregates its revenue by geographic areas, as the Company believes it best depicts how the nature, amount, timing, and uncertainty of the revenue and cash flows are affected by economic factors.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
U.S. domestic market	$—	$344,250	$79,530	$1,142,724
Overseas market	3,557,805	17,685	4,439,884	53,136
Total revenue	$3,557,805	$361,935	$4,519,414	$1,195,860

For the three months ended September 30, 2026, the Company’s total revenue from continuing operations was $3,557,805, increased by $3,195,870 from $361,935 for the same period in 2025.

For the nine months ended September 30, 2026, total revenue from continuing operations was $4,519,414, an increase of $3,323,554 from $1,195,860 for the same period in 2025. This growth was primarily driven by the acquisition of Super International in May 2026, whose operations are entirely focused on the overseas market.

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

International Trading Segment

Cost of international trading revenue mainly includes the purchase cost of construction machinery and related equipment acquired from suppliers, together with related inbound freight and handling charges incurred prior to resale. Cost is recognized in the same period as the related revenue, upon transfer of control of the equipment to the customer.

General and Administration Expenses

The Company’s general and administrative expenses for the continuing operations primarily include employee salaries and benefits, depreciation and amortization, office lease expenses, travelling and entertainment expenses, legal and consulting fees, insurance and other miscellaneous administrative expenses. For the three and nine months ended September 30, 2026, general and administration expenses for the continuing operations were $1,089,114 and $2,746,233, respectively. For the three and nine months ended September 30, 2025, general and administration expenses for the continuing operations were $801,263 and $2,607,087, respectively.

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

The Company assesses deferred tax assets to determine whether they are realizable. As of September 30, 2026, the Company recorded a full valuation allowance against deferred tax assets, as it has generated a three-year cumulative pretax book loss and is forecasting a loss for 2026. Based on this evidence, realization of deferred tax assets is not considered more-likely-than-not at this time.

The Company records uncertain tax positions in accordance with ASC 740, using a two-step process to determine whether tax positions will be sustained. The Company has concluded that there are no uncertain tax positions requiring recognition as of September 30, 2026 and 2025.

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

As of September 30, 2026, the Company’s consolidated income tax returns for the tax years ended December 31, 2022 through December 31, 2025 remained open for statutory examination by U.S. tax authorities.

(Loss) Earnings per share

The Company computes (loss) earnings per share (“EPS”) in accordance with ASC 260, “Earnings per Share” (“ASC 260”). ASC 260 requires companies with complex capital structures to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options, and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS. For the nine months ended September 30, 2026 and 2025, there were no dilutive shares outstanding, as presented in the tables below:

	September 30, 2026
	Loss	Share	Per share amount
Basic and diluted EPS
Loss from continuing operations per ordinary share	$(3,093,215)	81,037	$(38.17)
Loss from discontinued operations per ordinary share	—	81,037	0.00
Loss from operations per ordinary share	$(3,093,215)	—	$(38.17)

	September 30, 2025
	Loss	Share	Per share amount
Basic and diluted EPS
Loss from continuing operations per ordinary share	$(2,581,087)	108	$(23,897.33)
Loss from discontinued operations per ordinary share	—	108	0.00
Loss from operations per ordinary share	$(2,581,087)	—	$(23,897.33)

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

Segment reporting

The Company uses the management approach in determining reportable operating segments, consistent with ASC 280-10-05. The management approach considers the internal reporting used by the Company’s chief operating decision maker (CODM), who is the Chief Executive Officer, for making operating decisions about the allocation of resources of the segment and the assessment of its performance in determining the Company’s reportable operating segments. Following the discontinuation of the parallel-import vehicles business, during 2025, the Company reported a single reportable segment on logistics and warehousing services. During the second quarter of 2026, following the May 27, 2026 acquisition of Super International (see Note 9), the Company began managing and evaluating its operations through two reportable operating segments: (1) logistics and warehousing services, which provides parallel-import vehicle logistics, freight forwarding, cargo storage, customs clearance, and related services in the United States; and (2) international trading, which includes the trading of excavators and construction machinery and related equipment through the acquired Hong Kong entity. The two segments have been presented separately because they do not meet all five criteria for aggregation under ASC 280-10-50-11; in particular, they differ in their underlying economic characteristics, customer bases, and the nature of services provided.

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

The Company also evaluates segment-level revenue and other items regularly provided to the CODM and discloses these in the accompanying segment footnote. As of September 30, 2026, certain customers of the Company’s international trading segment accounted for a substantial portion of the Company’s consolidated total revenues, exceeding the 10% threshold under ASC 280-10-50-42. See Note 17 - SEGMENT REPORTING.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient and accounting policy election to allow entities to measure expected credit losses on certain trade receivables and contract assets using a provision matrix approach. ASU 2025-05 is effective for annual periods beginning after December 15, 2025, and interim periods within those fiscal years, with early adoption permitted. The Company has completed its evaluation and will adopt this guidance in the next quarter.

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

NOTE 3 — LOAN RECEIVABLE

The Company had loans to generate interest income with third parties. As of September 30, 2026 and December 31, 2025, a breakdown of loan receivable was as follows:

	September 30, 2026	December 31, 2025
Hongkong Sanyou Petroleum Co Limited (1)	$22,758,778	$3,846,666
Asia Finance Investment Limited (2)	6,712,735	3,583,445
Total loan receivable	$29,471,513	$7,430,111
(1)	On July 23, 2024, the Company entered an additional unsecured short-term loan of $1,500,000 to Hongkong Sanyou Petroleum Co Limited under the same terms. Upon the original maturity date, $nil had been collected, with $182,500 interest accrued. On July 23, 2025, the Company and the borrower executed an extension agreement to renew the loan for an additional one-year term, effective upon the original maturity date. Under the renewed agreement, the outstanding balance became payable on demand and continues to bear interest at the reduced annual rate of 8%. The accrued and unpaid interest receivable under the original loan agreement was excluded from the renewed principal balance. As of March 6, 2026, $1,500,000 principal and $223,564 interest had been fully collected.

On October 2, 2024 and October 28, 2024, the Company entered into two one-year unsecured short-term loan agreements with Hongkong Sanyou Petroleum Co Limited, for the principal amount of the loan $1,000,000 and $1,000,000, respectively, bearing an annual interest rate of 12.0% and set to mature in 12 months. Upon the original maturity of these loans, the Company and the borrower executed loan extension agreements to renew both loans for an additional one-year term, effective as of October 2, 2025 and October 28, 2025, respectively. Under the renewed agreements, the outstanding principal balances of $1,000,000 each continue to accrue interest at a reduced annual rate of 8%, and will mature on October 1, 2026 and October 27, 2026, respectively. The accrued and unpaid interest receivable under the original loan agreements were excluded from the renewed principal amounts. As of March 16, 2026, the loan dated October 2, 2024, $1,000,000 principal and $156,547 interest had been fully collected. As of the date of this report, the loan dated October 28, 2024, $1,000,000 principal has been fully collected while interest of $169,006 remained outstanding.

On November 20, 2024, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $500,000. This loan carries an annual interest rate of 12.0% and is set to mature in 12 months. On November 20, 2025, the Company and the borrower executed an extension agreement to renew the loan for an additional one-year term, effective upon the original maturity date. Under the renewed agreement, the outstanding balance became payable on demand and continues to bear interest at the reduced annual rate of 8%. The accrued and unpaid interest receivable under the original loan agreement was excluded from the renewed principal balance. As of the date of this report, $500,000 principal has been fully collected while interest of $89,284 remained outstanding.

On March 17, 2025, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $950,000. This loan carries an annual interest rate of 12.0% and is set to mature in 12 months. Upon the loan’s original maturity on March 16, 2026, the Company and the borrower executed a loan extension agreement to renew the loan for an additional one-year term, effective as of March 17, 2026. Under the renewed agreement, the outstanding principal balance of $950,000 continues to accrue interest at a reduced annual rate of 5%, and will mature on March 16, 2027. The accrued and unpaid interest receivable under the original loan agreement was excluded from the renewed principal amount. As of the date of this report, $950,000 principal has been fully collected while interest of $134,056 remained outstanding.

On March 17, 2026, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $980,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months. As of the date of this report, $980,000 principal has been fully collected while interest of $21,104 remained outstanding.

On April 1, 2026, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $500,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months, with an option to extend for an additional 12 months. As of the date of this report, $500,000 principal has been fully collected while interest of $12,639 remained outstanding.

On April 23, 2026, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $9,000,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months, with an option to extend for an additional 12 months. As of the date of this report, the Company has received partial repayments of $3,511,222 in principal, with remaining principal of $5,488,778 and interest of $200,000 to be collected subsequently.

On April 27, 2026, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $5,000,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months, with an option to extend for an additional 12 months. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $5,000,000 and interest of $108,333 to be collected subsequently.

On May 14, 2026, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $4,000,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months, with an option to extend for an additional 12 months. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $4,000,000 and interest of $77,222 to be collected subsequently.

On May 21, 2026, the Company entered into a one-year unsecured short-term loan agreement with Hongkong Sanyou Petroleum Co Limited. The principal amount of the loan is $4,000,000. This loan carries an annual interest rate of 5.0% and is set to mature in

12 months, with an option to extend for an additional 12 months. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $4,000,000 and interest of $73,333 to be collected subsequently.

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

On March 18, 2025, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $825,400. This loan accrues interest at a monthly rate of 1.0%, with a single lump-sum repayment due 12 months from the disbursement date. On March 19, 2025, the Company extended an additional unsecured short-term loan of $900,000 to Asia Finance Investment Limited under the same terms. Upon the original maturity of these loans, the Company and the borrower executed loan extension agreements to renew both loans for an additional one-year term, effective as of March 18, 2026 and March 19, 2026, respectively. Under the renewed agreements, the outstanding principal balances of $825,400 and $900,000, respectively, continue to accrue interest at a reduced annual rate of 5%, and will mature on March 17, 2027 and March 18, 2027, respectively. The accrued and unpaid interest receivable under the original loan agreements were excluded from the renewed principal amounts. As of the date of this report, the loan dated March 18, 2025, $825,400 principal had been fully collected while interest of $106,277 remained outstanding. With respect to the loan dated March 19, 2025, $900,000 principal had been fully collected while interest of $133,875 remained outstanding.

On June 13, 2025, the Company entered into a one - year unsecured short - term loan agreement with Asia Finance Investment Limited for a principal amount of $169,750. This loan accrues interest at an annual rate of 8.0%, with a single lump - sum repayment due 12 months from the disbursement date. Upon the original maturity of this loan, the Company and the borrower executed a loan extension agreement to renew this loan for an additional one-year term, effective as of June 13, 2026. Under the renewed agreement, the outstanding principal balance of $169,750 continues to accrue interest at a reduced annual rate of 5%, and will mature on June 12, 2027. The accrued and unpaid interest receivable under the original loan agreement was excluded from the renewed principal amount. As of the date of this report, $169,750 principal has been fully collected while interest of $16,338 remained outstanding.

On June 26, 2025, the Company entered into a one - year unsecured short - term loan agreement with Asia Finance Investment Limited for a principal amount of $200,000. This loan accrues interest at an annual rate of 8.0%, with a single lump - sum repayment due 12 months from the disbursement date. Upon the original maturity of this loan, the Company and the borrower executed a loan extension agreement to renew this loan for an additional one-year term, effective as of June 26, 2026. Under the renewed agreement, the outstanding principal balance of $200,000 continues to accrue interest at a reduced annual rate of 5%, and will mature on June

25, 2027. The accrued and unpaid interest receivable under the original loan agreement was excluded from the renewed principal amount. As of the date of this report, $200,000 principal has been fully collected while interest of $18,889 remained outstanding.

On May 11, 2026, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $1,000,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months, with an option to extend for an additional 12 months. As of the date of this report, the Company has received partial repayments of $517,265 in principal, with remaining principal of $482,735 and interest of $19,722 to be collected subsequently.

On May 21, 2026, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $600,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months, with an option to extend for an additional 12 months. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $600,000 and interest of $11,000 to be collected subsequently.

On June 26, 2026, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $1,410,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months, with an option to extend for an additional 12 months. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $1,410,000 and interest of $18,800 to be collected subsequently.

On July 2, 2026, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $700,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months, with an option to extend for an additional 12 months. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $700,000 and interest of $8,750 to be collected subsequently.

On August 27, 2026, the Company entered into a one-year unsecured short-term loan agreement with Asia Finance Investment Limited for a principal amount of $1,520,000. This loan carries an annual interest rate of 5.0% and is set to mature in 12 months, with an option to extend for an additional 12 months. As of the date of this report, no principal repayments and accrued interest have been collected on this loan, with remaining principal of $1,520,000 and interest of $7,178 to be collected subsequently.

During the nine months ended September 30, 2026 and 2025, the Company evaluated the need for credit loss for loan receivable in accordance with the CECL model. In assessing the CECL, the Company considers both quantitative and qualitative information that is reasonable and supportable, including historical credit loss experience, adjusted for relevant factors impacting collectability and forward-looking information indicative of external market conditions.

Interest income from the above loans for the three and nine months ended September 30, 2026 was $380,045 and $792,653, respectively. These amounts were accrued and recognized as interest receivable.

For the three and nine months ended September 30, 2025, the Company recorded interest income of $244,776 and $719,672 from short-term loan receivables, respectively.

NOTE 4 — OTHER RECEIVABLES, NET

Other receivables consisted of the following:

	September 30, 2026	December 31, 2025
Rent Deposit	$100,000	$102,241
Interest Receivable(1)	1,227,509	1,039,644
Others	14,011	15,245
Total Other Receivables, net	$1,341,520	$1,157,130
(1)	Interest receivable primarily relates to accrued interest from loan agreements disclosed in Note 3 – Loan Receivable, totaling $1,225,807.52, and interest from time deposits of $1,701.62. Of the loan-related interest, $884,978.12 is due from Hongkong Sanyou Petroleum Co Limited and $340,829.40 is due from Asia Finance Investment Ltd. For further details on the loan arrangements generating these interest receivables, refer to Note 3.

NOTE 5 — RECEIVABLE FROM WITHDRAWAL OF INVESTMENT DEPOSIT

On January 6, 2026, Naiside (Shenzhen) International Trading Co., Ltd. (“Naiside”), a wholly owned subsidiary of NexTrade International LLC (“NexTrade”), entered into a partnership agreement (the “Partnership Agreement”) with Shanghai Kesheng Investment Management Co., Ltd. (“Shanghai Kesheng”), in its capacity as the general partner and executive partner of an investment fund in the PRC, pursuant to which Naiside participated in the fund as a limited partner. Pursuant to the Partnership Agreement, Naiside subscribed for a 7.0% limited partnership interest and, on January 29, 2026, made a capital contribution to the fund in the amount of RMB 280,000,000 (approximately US$41,762,995). The fund is intended to invest primarily in China-based companies engaged in logistics technology, compliance technology, and supply chain technology and services, particularly those that provide products or services to customers in the U.S. and European markets. The fund will focus primarily on companies at the venture capital stage, with each individual portfolio investment generally ranging from approximately US$0.7 million to US$7.0 million. The Partnership Agreement provides that the fund shall pay Shanghai Kesheng an annual management fee equal to 2% of the fund’s paid-in capital. It further provides that, following the exit of any portfolio investment and the fund’s receipt of the applicable proceeds, the fund shall distribute the available proceeds to its limited partners after deducting or reserving amounts for the applicable investment principal, Shanghai Kesheng’s entitlement to 30% of the net profits from such exit, and any other amounts payable or required to be reserved under the Partnership Agreement. Shanghai Kesheng is responsible for the execution of the fund’s affairs.

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

Following the execution of the Termination Agreement, the Company’s economic interest in the fund no longer represented a deposit on investment in the fund but instead represented a receivable from Shanghai Kesheng for the unconditional return of Naiside’s capital contribution. Accordingly, on September 30, 2026, the Company reclassified the balance from deposit on a long-term investment to a receivable measured at the U.S. dollar equivalent of RMB 280,000,000, translated at the spot exchange rate prevailing on September 30, 2026. The receivable is a foreign-currency-denominated monetary asset, and unrealized foreign exchange gains and losses arising from translation at each reporting date are recognized in earnings pursuant to ASC 830. Interest income is not accrued on the principal amount of the receivable prior to a default. If the contractual repayment deadline of December 30, 2026 is not met, overdue interest at a rate of 5% per annum will be recognized from December 31, 2026 through the date of settlement.

The receivable is assessed for credit losses under ASC 326 (CECL) based on the Company’s assessment of Shanghai Kesheng’s credit risk, including its obligation under Article 5 of the First Amendment to safeguard the funds pending repayment. As of September 30, 2026, the Company had not recorded an allowance for credit losses. The Company will continue to monitor the credit risk associated with this receivable, including any deterioration in Shanghai Kesheng’s financial condition or failure to comply with the safeguarding covenant, and will record an allowance as required.

Receivable from withdrawal of investment deposit of $41,762,995 represents the U.S. dollar equivalent, translated at the September 30, 2026 spot rate, of RMB 280,000,000 contributed by Naiside to a PRC investment fund in January 2026 and repayable in full by Shanghai Kesheng on or before December 30, 2026 under the First Amendment to the Termination Agreement dated August 10, 2026. The receivable is denominated in Renminbi and is remeasured at each reporting date, with unrealized foreign exchange gains and losses recognized in earnings. During the nine months ended September 30, 2026, we recognized an unrealized foreign exchange gain of approximately $1,631,708 ($652,422 during the three months then ended) on this receivable. Excluding that non-cash gain, we would have incurred a loss from continuing operations before income taxes of approximately $3,200,417 for the three months ended September 30, 2026 and approximately $4,719,313 for the nine months ended September 30, 2026. No allowance for credit losses has been recorded against this receivable.

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

Cash Flows from discontinued operations

For the Nine Months Ended
September 30,
2025
Cash flows from operating activities:
Net loss	$—
Cash provided by operations-discontinued operations	2,540,501
Net cash provided by operating activities	2,540,501

NOTE 7 — PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net consisted of the following:

	Estimated Useful Life
	in Years	September 30, 2026	December 31, 2025
Motor Vehicles	10	$365,000	$365,000
Leasehold improvements*	3-6	—	60,795
Subtotal		365,000	425,795
Less accumulated depreciation		(61,833)	(66,927)
Property, plant, and equipment, net		$303,167	$358,868

During the nine months ended September 30, 2026 and 2025, the Company recorded deprecation of $23,132 and $29,646, respectively.

There was no impairment loss during the nine months ended September 30, 2026 and 2025.

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

The Company entered into a lease arrangement beginning January 1, 2024. The lease initially ran month-to-month through August 31, 2024 and continued on a month-to-month basis thereafter. Both operating lease expenses and short-term lease expenses are recognized in general and administrative expenses. The components of lease expenses for the nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Lease expenses
Operating lease expenses	$114,624	$177,763	$387,473	$533,290
Short-term lease expenses	18,007	24,715	57,130	85,446
Total lease expenses	$132,631	$202,478	$444,603	$618,736

During the three and nine months ended September 30, 2026, the Company incurred total operating lease expenses of $114,624 and $387,473, respectively. The total lease expenses were $132,631 and $444,603 for the three and nine months ended September 30, 2026, respectively.

During the three and nine months ended September 30, 2025, the Company incurred total operating lease expenses of $177,763 and $533,290, respectively. The total lease expenses were $202,478 and $618,736 for the three and nine months ended September 30, 2025, respectively.

	September 30, 2026	December 31, 2025
Right-of-use assets	$414,992	$1,165,517

Operating lease liabilities – current	$428,852	$594,407
Operating lease liabilities – non-current	—	584,606
Total operating lease liabilities	$428,852	$1,179,013

The weighted average remaining lease terms and discount rates for all operating leases were as follows for the nine months ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Remaining lease term and discount rate:
Weighted average remaining lease term (years)	0.54	2.06
Weighted average discount rate *	4.3%	4.8%

*The Company used weighted average incremental borrowing rate of 4.3% per annum for its lease contracts based on the Company’s current borrowings from various financial institutions.

As of September 30, 2026, future maturities of lease liabilities were as follows:

Fiscal Years	Amount
2026	$136,281
2027	317,989
Total lease payments	454,270
Less: imputed interest	(25,418)
Present value of lease liabilities	$428,852

NOTE 9 — INTANGIBLE ASSET, CONTINGENT CONSIDERATION ASSET AND GOODWILL

1)Acquisition of Edward

On January 24, 2024, Cheetah Net entered into a Stock Purchase Agreement to acquire 100% of Edward. The transaction closed on February 2, 2024. The gross purchase price was $1.5 million. Consideration paid consisted of $0.3 million of cash and the issuance of 3 shares (1,272,329 before Reverse Stock Split) of Cheetah Net’s Class A common stock with a fair value of $1.2 million. In accordance with ASC 805, Business Combinations (“ASC 805”), it was determined that the fair value of the stock consideration was $0.9 million at the time of the transaction, reflecting a comprehensive evaluation of the stock’s market conditions and liquidity impacted by lock-up period restrictions.

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

2)Acquisition of TWEW

On November 27, 2024, the Company entered into a Stock Purchase Agreement to acquire 100% of the equity interests in TWEW. The transaction closed on December 19, 2024. The gross purchase price was $1 million, which consisted of $0.2 million of cash and the issuance of 16 shares (2,348 before Reverse Stock Split) of the Company’s Class A common stock with a fair value of $0.8 million. Following ASC 805, the fair value of the issued stock ($0.8 million) was determined at the transaction date, reflecting a comprehensive evaluation of the stock’s market conditions and liquidity impacted by lock-up period restrictions.

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

Acquired assets acquired and (liabilities):
Cash	$5,471
Accounts Receivable	839,040
Contingent Consideration Asset	2,783,884
Goodwill	2,189,792
Accounts Payable	(838,187)
Total Purchase Consideration	$4,980,000

In connection with the May 27, 2026 acquisition of Super International Trading Limited, the Share Transfer Agreement provides for certain performance-based compensation arrangements, including a Performance Commitment (“PCP”) and a Performance Excess Reward (“PER”). Under the PCP, the Company has a contractual right to receive cash compensation from the seller if Super International’s annual revenue falls below $10 million during any of the three annual performance periods following the closing date. Any such compensation is payable in cash within ten business days after the end of the applicable performance period. The Company recognized this contractual right as a contingent consideration asset. Under the PER, for a five-year period commencing on the first day of the month following the closing date, if Super International’s annual operating revenue exceeds $10 million during any annual performance incentive period, the Company is required to pay the seller an incentive of $1 million in cash or equivalent shares for every additional $10 million in annual operating revenue above such threshold. No incentive is payable for any portion of revenue below a full $10 million increment. Any such incentive is payable within ten business days after the end of the applicable performance incentive period.

The contingent consideration asset is measured initially at its acquisition-date fair value of $2,783,884. The fair value is determined using a Level 3 measurement within the fair value hierarchy. Significant unobservable inputs include projected cash flows of the acquired business over the contingency period, the contractual cap of $4,980,000, and a discount rate that incorporates both the time value of money and the credit risk of the counterparty. Because the counterparty to the PCP is an individual (the Seller), the credit-risk component of the discount rate reflects the Company’s assessment of the risk of recovery. The subsequent remeasurement of the right at September 30, 2026 is described in the following paragraph.

At September 30, 2026, the Company concluded that the fair value of the right was nil, derecognized the asset of $2,783,884 and recognized an equivalent loss, presented as “Other expense, change in fair value of acquisition-related contingent consideration asset” within other income (expense) for the three and nine months ended September 30, 2026. The conclusion reflects the revenue actually generated by Super International after the acquisition and the Company’s revised forecast of the acquired business, under which annual revenue for the three performance commitment periods is $12,627,124, $13,889,836 and $15,278,820, respectively. Each amount exceeds the USD 10,000,000 threshold, so no compensation is expected to be receivable and the fair value of the right is nil. The revised forecast reflects a change in circumstances after the acquisition date, principally the addition of industrial construction-related supplies, including industrial cable tray, to the product range of Super International: approximately $3.5 million of the $4.2 million of revenue generated between May 27, 2026 and September 30, 2026 arose from that product line, which did not form part of the business acquired.

Because the change results from facts arising after the acquisition date, it is recognized in earnings in the current period and is not a measurement-period adjustment (ASC 805-10-25-13); goodwill of $2,189,792 recorded on the acquisition is unaffected. The right will be re-recognized, up to the contractual cap, if the probability-weighted forecast revenue for any remaining performance commitment period falls below the USD 10,000,000 threshold at a future reporting date.

The one-year measurement period under ASC 805-10-25-13, which expires on May 27, 2027, remains open for adjustments relating to facts and circumstances that existed at the acquisition date, including working capital and any refinements to the fair value of identifiable tangible assets acquired. Any such adjustments would be recorded retrospectively with a corresponding adjustment to goodwill (ASC 805-10-25-17).

Amortization of intangible assets with finite lives is computed on a straight-line basis over the estimated useful lives as below:

Intangible Assets	Estimated Useful Lives (month)
Edward-Developed Technology	84
Edward-Customer Relationships	144
Edward-Trade Names	84
TWEW-Customer Relationships	120

During the nine months ended September 30, 2026 and 2025, the Company incurred accumulated amortization expenses of $53,511 and $84,214, respectively.

On April 1, 2026, the Company completed the disposition of Edward, a wholly owned subsidiary of the Company, pursuant to the Stock Purchase Agreement dated March 25, 2026. Upon completion of the disposition, the Company derecognized the assets and liabilities associated with Edward, including the remaining carrying amounts of the related intangible assets.

Total future amortization expenses for finite-lived intangible assets were estimated as follows:

2026 (from October 1, 2026 to December 31, 2026)	15,000
2027	60,000
2028	60,000
2029	60,000
Thereafter	295,000
Total	$490,000

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

On August 1, 2025, the Company renewed the Premium Finance Agreement with First Insurance Funding to finance the purchase of its directors’ and officers’ insurance for the new policy term. Under the renewed agreement, the Company borrowed $196,299.95 at an annual interest rate of 7.10%. The financing is scheduled to be repaid in nine-month installments, beginning on September 1, 2025. The loan was paid off on May 4, 2026.

On August 1, 2026, the Company renewed the Premium Finance Agreement with First Insurance Funding to finance the purchase of its directors’ and officers’ insurance for the new policy term. Under the renewed agreement, the Company borrowed $185,208.10 at an annual interest rate of 6.85%. The financing is scheduled to be repaid in nine - month installments, beginning on September 1, 2026. As of the date of this report, the Company is in compliance with all payment terms under the renewed agreement.

Premium finance consisted of the following:

	September 30,	December 31,
	2026	2025
Premium finance	$123,516	$82,650

Interest expenses incurred related to the Premium Finance Agreement were $2,292 and $3,874 for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026 and December 31, 2025, the balance of premium finance was $123,516 and $82,650, respectively.

NOTE 11 — LONG-TERM BORROWINGS

Long-term borrowings consisted of the following:

	September 30,	December 31,
	2026	2025
Small Business Administration(1)	$446,416	$456,063
Thread Capital Inc.(2)	133,952	152,492
Total long-term borrowings	$580,368	$608,555

Current portion of long-term borrowings	$37,750	$35,902

Non-current portion of long-term borrowings	$542,618	$572,653
(1)	On May 24, 2020, the Company entered into a loan agreement with the U.S. Small Business Administration (the “SBA”), an agency of the U.S. Government, to borrow $150,000 for 30 years, with a maturity date of May 23, 2050. Under the terms of the SBA loan, the loan proceeds are used as working capital to alleviate economic injury caused by the COVID-19 pandemic. The loan bears a fixed interest rate of 3.75% per annum. Beginning 12 months from the date of this loan agreement, the Company is required to make a monthly installment payment of $731 within the term of loan, with the last installment to be paid in May 2050. On March 16, 2022, the Company entered into an amended agreement with SBA to borrow an additional $350,000 for 30 years as working capital to alleviate economic injury caused by the COVID-19 pandemic. In the aggregate, the Company’s borrowings amounted to $500,000 with a maturity date of May 23, 2050. The amended loan bears a fixed interest rate of 3.75% per annum. Beginning from March 2022, 24 months from the date of the original loan agreement, the Company is required to make a new monthly installment payment of $2,485 within the remaining term of loan, with the last installment to be paid in May 2050.

The future maturities of the SBA loan as of September 30, 2026 were as follows:

Fiscal Years	Future repayment
2026 (from October 1, 2026 to December 31, 2026)	2,912
2027	11,942
2028	12,429
2029	12,937
Thereafter	406,196
Total	$446,416

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

The future maturities of the loan from Thread Capital as of September 30, 2026 were as follows:

Fiscal Years	Future repayment
2026 (from October 1, 2026 to December 31, 2026)	6,349
2027	26,285
2028	27,768
2029	29,334
Thereafter	44,216
Total	$133,952

For the above-mentioned long-term borrowings, the Company recorded interest expenses of $18,673 and $20,000 for the nine months ended September 30, 2026 and 2025, respectively.

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

Vested shares

On September 30, 2024, the compensation committee of the Company’s board of directors approved the grant of 2 shares of Class A common stock and 1 share of Class B common stock (the “Award”) to Mr. Huan Liu, chief executive officer of the Company. The Award vested immediately upon grant.

On September 30, 2025, the compensation committee of the Company’s board of directors approved the grant of 2 shares of Class A common stock (the “Jianhui Award”) to Mr. Jianhui Li, strategic consultant of the Company. The Jianhui Award vested immediately upon grant.

On September 19, 2025, the compensation committee of the Company’s board of directors approved the grant of 5 shares of Class B common stock (the “Huan Award”) to Mr. Huan Liu, chief executive officer of the Company, pursuant to the Plan, which grant became effective on October 15, 2025. The Huan Award was vested immediately upon grant.

			Weighted
	Class A	Class B	Average Grant
	Common Stock	Common Stock	Date Fair Value
	Shares	Shares	Per Share (US$)
Shares as of December 31, 2025	3	6	69,000
Shares outstanding as of September 30, 2026	3	6	69,000

Nonvested shares

On September 30, 2024, the compensation committee of the Company’s board of directors approved the grant of 1 and 2 shares of Class A common stock to one director and six employees, respectively, vesting ratably on each of the first three anniversaries of the grant date. Subsequently, on November 30, 2024, the compensation committee of the Company’s board of directors approved the grant of 1 share of Class A common stock to one employee. On January 1, 2025, January 17, 2025, and September 23, 2025, a total of 2 shares were forfeited. On September 30, 2025, a total of 1 share was vested.

A summary of the nonvested shares for the nine months ended September 30, 2026 is as follows:

		Weighted
	Number of	Average Grant
	non-vested	Date Fair Value
	Shares	Per Share (US$)
Outstanding as of December 31, 2025	1	101,700
Outstanding as of September 30, 2026	1	101,700

The fair value of vested and non-vested shares is determined by the market closing price of Class A common stock at the grant date. Accordingly, the Company recorded share-based compensation expenses of $14,183 and $42,547 for the three and nine months ended September 30, 2026, respectively.

As of September 30, 2026, total unrecognized compensation cost relating to nonvested shares was $64,833, which is to be recognized over a weighted average period of one year.

NOTE 13 — RELATED PARTY TRANSACTIONS

a.	Nature of relationship with related parties

Name	Relationship with Our Company
Weishu Guo	Legal representative of Nextrade

b.	Due to a related party

The details of due to a related party are as below:

	September 30,	December 31,
	2026	2025
Due to a related party	$10,745	$5,204
Total due to a related party	$10,745	$5,204

NOTE 14 — INCOME TAXES

The Company and its operating subsidiaries in the United States are subject to federal and various state income taxes, while its Hong Kong subsidiary is subject to Hong Kong profits tax. The Company elected to file income taxes as a corporation instead of an LLC for the tax years ended December 31, 2020 through December 31, 2024.

(i)	Loss before Income tax expense (benefit)

	For the Nine Months Ended
	September 30,
	2026	2025
Loss from continuing operations before income taxes	$(3,087,605)	$(2,562,745)

(ii)	The components of the income tax provision were as follows:

	For the Nine Months Ended
	September 30,
	2026	2025
Current:
Federal	$—	$—
State	5,610	5,200
Total current income tax provision	5,610	5,200
Deferred:
Federal	—	—
State	—	—
Total deferred income tax expenses (benefits)	—	—
Adjustments related to prior year income taxes	—	13,142
Total income tax benefits	$5,610	$18,342

The consolidated statement of operations reflects income tax expense of approximately $5,610 for the nine months ended September 30, 2026, which primarily consists of $4,400 of income tax expense recorded during the first quarter of 2026 and approximately $2,000 of tax payments related to prior periods and acquisition-related tax filings upon the filing of 2025 tax returns in April 2026, partially offset by an income tax benefit of approximately $790 recorded during the second quarter of 2026. Payments made to settle previously recorded tax liabilities do not impact the Company’s estimated annual effective tax rate for 2026.

The consolidated statement of operations reflects income tax expense of approximately $18,342 for the nine months ended September 30, 2025, which includes tax provision of $5,200 during the second quarter of 2025, and approximately $13,142 of tax payments related to prior periods and acquisition-related tax filings upon the filing of 2024 tax returns in April 2025. These additional amounts primarily consist of: (i) $2,155 of tax obligations owed by Cheetah for the 2024 tax year, (ii) $1,101 of pre-acquisition tax obligations of Edward, and (iii) $9,886 of pre-acquisition tax obligations of TWEW. These payments do not impact the Company’s estimated annual effective tax rate for 2025.

(iii)	Reconciliations of the statutory income tax rate to the effective income tax rate were as follows:

	For the Nine Months Ended
	September 30,
	2026	2025
Federal income tax at the statutory rate	21.0%	21.0%
State statutory tax rate	2.6%	5.6%
Permanent Items	(12.9)%	(0.2)%
Change in valuation allowance	(10.6)%	(26.6)%
Other	(0.3)%	—%
Effective tax rate	(0.2)%	(0.2)%

(iv)	Deferred tax assets, net were composed of the following:

	September 30,	December 31,
	2026	2025
Deferred tax assets:
Net operating loss carry forwards	$—	$1,552,937
Tax attribute carryovers	2,354,488	—
Lease liability	120,008	329,930
Others	472,026	458,966
Total gross deferred tax assets	2,946,522	2,341,833

Less valuation allowance	(2,182,179)	(1,793,889)
Total deferred tax assets, net of valuation allowance	764,343	547,944

Deferred tax liabilities:
Intangible assets	(137,120)	(221,790)
Unrealized gains on foreign exchange	(454,028)	—
Fixed assets	(57,065)	—
Right of use assets	(116,130)	(326,154)
Total deferred tax liabilities	(764,343)	(547,944)

Total deferred tax assets, net	$—	$—

The Company assesses deferred tax assets to determine whether they are realizable. As of September 30, 2026 and December 31, 2025, the Company recorded a full valuation allowance against deferred tax assets, as it has generated a three-year cumulative pretax book loss and is forecasting a loss for 2026. Based on this evidence, realization of deferred tax assets is not considered more-likely-than-not at this time.

The Company records uncertain tax positions in accordance with ASC 740, using a two-step process to determine whether tax positions will be sustained. The Company has concluded that there are no uncertain tax positions requiring recognition as of September 30, 2026 and 2025.

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

Credit risk

As of September 30, 2026 and December 31, 2025, all of the Company’s cash was on deposit at financial institutions in the U.S., which are insured by the Federal Deposit Insurance Corporation subject to certain limitations. The Company has not experienced any losses in such accounts.

(a) Withdrawal receivable

As of September 30, 2026, the Company’s withdrawal receivable of $41,762,995 (RMB 280 million) was due from a single counterparty, representing approximately 45.2% of the Company’s total assets. The receivable is contractually required to be settled in full by December 30, 2026 (see Note 5 — RECEIVABLE FROM WITHDRAWAL OF INVESTMENT DEPOSIT).

(b) Loan receivable

As of September 30, 2026, the Company’s loan receivable of $29,471,513 was concentrated among two third-party borrowers, which accounted for approximately 77.2% and 22.8% of the balance, respectively. As of December 31, 2025, these two borrowers accounted for approximately 51.8% and 48.2% of the loan receivable balance, respectively.

(c) Credit monitoring

The Company closely monitors the collectability of its loan receivable, and no allowance for credit losses was recorded as of December 31, 2025 and September 30, 2026 based on management’s assessment under ASC 326.

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

Customer concentration. For the nine months ended September 30, 2026, two customers of the Company’s international trading segment each accounted for more than 10% of the Company’s consolidated total revenues, and in the aggregate, represented above 90% of the Company’s consolidated total revenues. The largest of these customers individually accounted for approximately 76% of consolidated total revenues for the nine months ended September 30, 2026, and approximately 97% of the international trading segment’s revenues for the three months ended September 30, 2026. As of September 30, 2026, the Company’s accounts receivable of $419,529 were due entirely from a single customer. No customer accounted for more than 10% of the Company’s consolidated total revenues for the three and nine months ended September 30, 2025.

Supplier concentration. For the nine months ended September 30, 2026, three suppliers accounted for substantially all of the Company’s cost of revenues in its international trading segment, with the largest and the second largest suppliers accounting for approximately 81% and 17% of such cost of revenues, respectively. Purchases from the largest supplier are generally made under bill-and-hold arrangements with prepayment terms, and the Company has no long-term purchase commitments with any of these suppliers. The loss of, or a significant reduction in purchases from, any of these suppliers could have a material adverse effect on the Company’s international trading operations until alternative sources are secured.

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

On March 23, 2026, the Company’s board of directors approved a reverse stock split of the Common Stock at a ratio of 1-for-200 (the “April 2026 Reverse Stock Split”). To implement the Reverse Stock Split, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware on March 24, 2026. The Reverse Stock Split became effective at 8:00 a.m., Eastern Time, on April 20, 2026. At the effective time, every 200 shares of Common Stock outstanding were automatically combined into one new share of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split, and any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share. The par value per share of the Common Stock remained unchanged. The Company’s Class A Common Stock began trading on a split-adjusted basis on April 29, 2026. All share and per-share amounts presented herein have been retrospectively adjusted to reflect the Reverse Stock Split, unless otherwise indicated.

On August 11, 2026, the Company’s board of directors approved a reverse stock split of the Company’s Class A and Class B Common Stock at a ratio of 1 - for - 150 (the “September 2026 Reverse Stock Split”). To implement the reverse stock split, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware on September 15, 2026. The reverse stock split became effective at 8:00 a.m., Eastern Time, on September 21, 2026. Following such reverse stock split, every 150 shares of the Company’s Class A and Class B Common Stock outstanding were automatically combined into one new share of common stock. No fractional shares were issued in connection with the reverse stock split; any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share. The par value per share of the Company’s Common Stock remained unchanged. The Company’s Class A Common Stock began trading on a split - adjusted basis on September 28, 2026. All share and per - share amounts presented herein have been retrospectively adjusted to reflect the Reverse Stock Split, unless otherwise indicated.

On June 27, 2022, the Company entered into a subscription agreement with a group of investors (the “Investors”), whereby the Company agreed to sell, and the Investors agreed to purchase, up to 4 shares of Class A Common Stock at a purchase price of $864,000 per share. These Investors are unrelated parties to the Company. The gross proceeds were approximately $3.0 million, before deducting offering expenses of approximately $0.3 million. The net proceeds were approximately $2.7 million, of which approximately $1.2 million was received in 2022 and $1.2 million in 2023, for a total receipt of approximately $2.4 million. After negotiations between Rapid Proceed Limited (“Rapid”), one of the Investors, and the Company regarding the fund’s release terms, an agreement was reached on November 2, 2023, stipulating that the outstanding $0.6 million would be paid by Rapid within six months following the Company’s initial public offering (“IPO”). On March 13, 2024, considering the impact of market volatility and the long-term benefits of continued cooperation, Rapid requested and the Company agreed to extend the payment due date of the outstanding $0.6 million to September 30, 2024. As of September 30, 2024, the outstanding balance of the subscription payments had been collected.

On August 3, 2023, the Company closed its IPO of 3 shares of Class A Common Stock at a public offering price of $1,920,000 per share, for aggregate gross proceeds of $5.0 million before deducting underwriting discounts and other offering expenses, including the issuance to the underwriter of warrants to purchase 1 shares of Class A Common Stock (the “Warrants”), with an exercise price of $2,400,000 per share. The Company’s Class A Common Stock began trading on the Nasdaq Capital Market under the ticker symbol “CTNT” on August 1, 2023.

On January 24, 2024, the Company entered into a stock purchase agreement with Edward and Juguang Zhang, Edward’s sole stockholder (the “Seller”). Pursuant to the stock purchase agreement, the Company agreed to acquire 100% of the shares of Edward from the Seller (the “Acquisition”). On February 2, 2024, the Company closed the Acquisition for a total purchase price that included a cash payment of $300,000 and the issuance of 3 shares of the Company’s unregistered Class A Common Stock, initially valued at $1,200,000. A subsequent valuation determined the fair value of these shares to be $0.9 million. Please see Note 9 for further details.

On May 14, 2024, the Company entered into a placement agency agreement with AC Sunshine Securities LLC on a best-efforts basis relating to the Company’s public offering (the “May Offering”) of 28 shares of Class A Common Stock at a price of $297,600 per share, less certain placement agent fees. On the same day, the Company entered into a securities purchase agreement with purchasers identified therein. On May 15, 2024, the Company closed the May Offering pursuant to the prospectus included in its registration statement on Form S-1, as amended (File No. 333-276300), which was initially filed with the SEC on December 28, 2023 and declared effective by the SEC on April 26, 2024, and a registration statement on Form S-1 (File No. 333-279388) filed on May 13, 2024 pursuant to Rule 462(b) under the Securities Act of 1933, as amended. The May Offering resulted in gross proceeds to the Company of approximately $8.19 million, before deducting placement agent fees and other offering expenses and fees.

On July 25, 2024, the Company entered into a securities purchase agreement with certain institutional investors for a follow-on offering of 2,025 shares of its Class A Common Stock, par value $0.0001 per share, at a price of $110,400 per share. On the same day, the Company entered into a placement agency agreement with FT Global Capital, Inc., which acted as the exclusive placement agent on a best-efforts basis in connection with such offering. Pursuant to the placement agency agreement, the Company paid FT Global Capital, Inc. a fee equal to 7.25% of the aggregate purchase price for the shares of Class A Common Stock sold in the offering and reimbursed FT Global Capital, Inc. for its expenses up to $90,000 in the aggregate. On July 26, 2024, the Company closed the offering, with net proceeds to the Company of approximately $1.1 million, which were intended to be used for working capital and general corporate purposes.

On November 27, 2024, the Company entered into a stock purchase agreement with TWEW and its stockholders (the “TWEW Sellers”). Pursuant to the stock purchase agreement, the Company agreed to acquire 100% of the shares of TWEW from the TWEW Sellers (the “TWEW Acquisition”) for a total purchase price that included a cash payment of $200,000 and the issuance of 16 shares of the Company’s unregistered Class A Common Stock, valued at $800,000. On December 19, 2024, the Company closed the TWEW Acquisition and issued 16 shares of its Class A Common Stock accordingly.

On February 12, 2026, the Company closed the previously disclosed private placement pursuant to certain stock purchase agreements dated January 27, 2026 with certain investors (the “Purchasers”) and issued an aggregate of 1,115 shares of Class A Common Stock, after giving retroactive effect to the Reverse Stock Split, for aggregate gross proceeds of $40.14 million. The shares issued in such offering were not subject to the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Regulation S promulgated thereunder. The Purchasers represented that they were not residents of the United States and were not “U.S. persons” as defined in Rule 902(k) of Regulation S under the Securities Act and did not acquire the shares for the account or benefit of any U.S. person.

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

On June 26, 2026, the Company and the Sales Agent entered into a Mutual Termination Agreement, pursuant to which the parties mutually agreed to terminate the ACS Sales Agreement, effective as of the close of business on June 26, 2026. Prior to the effectiveness of the Reverse Stock Split, the Company sold an aggregate of 355,000,000 shares of Class A Common Stock pursuant to the Sales Agreement, representing 11,834 shares of Class A Common Stock as adjusted to give effect to the April 2026 Reverse Stock Split and the September 2026 Reverse Stock Split. From April 29, 2026 through June 18, 2026, following the April 2026 Reverse Stock Split, the Company sold an aggregate of 1,000,000 shares of Class A Common Stock pursuant to the Sales Agreement, representing 6,667 shares of Class A Common Stock as adjusted to give effect to the September 2026 Reverse Stock Split. Accordingly, prior to the termination of the Sales Agreement, the Company sold an aggregate of 18,500 shares of Class A Common Stock pursuant to the Sales Agreement, after giving effect to the Reverse Stock Split. The ATM Offering resulted in gross proceeds to the Company of approximately $30.9 million, after deducting placement agent fees and other offering expenses and fees. Approximately $3.5 million of the net proceeds was used to acquire Super International.

On June 15, 2026, the Company entered into a Securities Purchase Agreement with Huan Liu, the Company’s Chief Executive Officer, Interim Chief Financial Officer, director and Chairman of the Board of Directors (the “PIPE Purchaser”), pursuant to which the Company issued and sold to the PIPE Purchaser 1,334 shares of the Company’s Class B Common Stock, par value $0.0001 per share, at a purchase price of $300 per share, for aggregate gross proceeds to the Company of $400,000. The shares were issued and sold in an offshore transaction in reliance on Regulation S under the Securities Act.

On August 21, 2026, the Company entered into a sales agreement (the “August 2026 Sales Agreement”) with Pacific Century Securities, LLC (“PCS”), acting as our sales agent, pursuant to which we may offer and sell, from time to time, shares of our Class A common stock, par value $0.0001 per share, having an aggregate offering price of up to $35,280,213.01 (the “August 2026 ATM Offering”). The shares are offered pursuant to a prospectus supplement dated August 21, 2026 to our registration statement on Form S-3 (Registration No. 333-281820), which was declared effective on September 6, 2024. As of the date of this Quarterly Report on Form 10-Q, we had sold an aggregate of approximately 196,850,000 shares of Class A common stock under the August 2026 ATM Offering, without giving effect to the September 2026 Reverse Stock Split described below. The aggregate gross proceeds, commissions, other offering expenses and net proceeds from these sales during the period were $14.2 million, $0.4 million, $1.3 million and $12.5 million, respectively.

As of September 30, 2026, there were 1,332,087 shares of Class A Common Stock and 1,358 shares of Class B Common Stock issued and outstanding.

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

On March 23, 2026, the Company’s board of directors approved a reverse stock split of the Company’s Common Stock at a ratio of 1-for-200 (the “April 2026 Reverse Stock Split”). To implement the 2026 Reverse Stock Split, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware on March 24, 2026. The 2026 Reverse Stock Split became effective at 8:00 a.m., Eastern Time, on April 20, 2026. At the effective time, every 200 shares of the Company’s Common Stock outstanding were automatically combined into one new share of Common Stock. No fractional shares were issued in connection with the 2026 Reverse Stock Split; any fractional shares resulting from the 2026 Reverse Stock Split were rounded up to the nearest whole share. The par value per share of the Company’s Common Stock remained unchanged. As a result of the 2026 Reverse Stock Split, the Company’s issued and outstanding Class A Common Stock was reduced from 391,177,712 shares to 1,955,889 shares, and the Company’s issued and outstanding Class B Common Stock was reduced from 690,875 shares to 3,456 shares. The Company’s Class A Common Stock began trading on a split-adjusted basis on April 29, 2026, at which time the Class A Common Stock was assigned a new CUSIP number, 16307X301.

On August 11, 2026, the Company’s board of directors approved a reverse stock split of the Company’s Class A and Class B Common Stock at a ratio of 1-for-150 (the “September 2026 Reverse Stock Split”). To implement the reverse stock split, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware on September 15, 2026. The reverse stock split became effective at 8:00 a.m., Eastern Time, on September 21, 2026. Following such reverse stock split, every 150 shares of the Company’s Class A and Class B Common Stock outstanding were automatically combined into one new share of common stock. No fractional shares were issued in connection with the reverse stock split; any fractional shares resulting from the reverse stock split were rounded up to the nearest whole share. The par value per share of the Company’s Common Stock remained unchanged. As a result of the reverse stock split, the Company’s issued and outstanding Class A Common Stock was reduced from 199,805,935 shares to 1,332,087 shares, and the Company’s issued and outstanding Class B Common Stock was reduced from 203,456 shares to 1,358 shares. The Company’s Class A Common Stock began trading on a split-adjusted basis on September 28, 2026, at which time the Class A Common Stock was assigned a new CUSIP number, 16307X400.

All share and per-share information included in this Quarterly Report on Form 10-Q has been retrospectively adjusted to reflect the 2024 Reverse Stock Split, the April 2026 Reverse Stock Split and the September 2026 Reverse Stock Split as if each had occurred as of the earliest period presented.

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

During the nine months ended September 30, 2026, the Company completed the acquisition of Super International and optimized its internal management reporting framework. The Company currently has two reportable operating segments: Logistics and Warehousing, International Trading.

In connection with the expansion of the Company’s business entity structure, the Company reassessed its segment presentation and reclassified its historical segment classification methodology. Historically, certain corporate overhead expenses related to public company governance, executive management, and centralized administrative functions were allocated to the Logistics and Warehousing segment. Under the revised methodology, these corporate-level costs have been reclassified to the Corporate Unallocated Items segment, as they are not attributable to individual operating businesses and are not evaluated by the CODM when measuring segment operating performance or allocating segment resources.

Accordingly, the Company has revised its segment presentation to reflect this reclassification and has retrospectively restated all prior period segment data to conform to the current period presentation. The revised presentation aligns fully with the CODM’s internal performance evaluation process and complies with the management approach under ASC 280.

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

Segment operating results

The following tables present operating results for the Company’s reportable segments for the three and nine months ended September 30, 2026 and 2025. Segment amounts reflect only direct, segment-specific revenues and operating expenses attributable to each respective business.

	Three Months Ended September 30,
	Logistics And Labor		International		Total
	Services		Trading		Segments
	2026	2025	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$—	$361,935	$3,557,805	$—	$3,557,805	$361,935
Cost of revenues	—	317,757	3,276,398	—	3,276,398	317,757
Gross profit (loss)	—	44,178	281,407	—	281,407	44,178
General, and administrative expenses	17,068	107,436	23,349	—	40,417	107,436
Impairment loss expenses	—	731,307	—	—	—	731,307
Segment operating loss	$(17,068)	$(794,565)	$258,058	$—	$240,990	$(794,565)

	Nine Months Ended September 30,
	Logistics And Labor		International		Total
	Services		Trading		Segments
	2026	2025	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$92,700	$1,195,860	$4,426,714	$—	$4,519,414	$1,195,860
Cost of revenues	72,833	1,060,526	4,125,807	—	4,198,640	1,060,526
Gross profit (loss)	19,867	135,334	300,907	—	320,774	135,334
General, and administrative expenses	173,757	353,506	43,433	—	217,190	353,506
Impairment loss expenses	—	731,307	—	—	—	731,307
Segment operating loss	$(153,890)	$(949,479)	$257,474	$—	$103,584	$(949,479)

Reconciliation of Segment Operating Loss to Consolidated Loss Before Income Taxes

Total reportable segment operating results are reconciled to the Company’s consolidated loss from continuing operations before income taxes below, with all corporate unallocated operating costs and non-operating adjustments presented as reconciling items in accordance with ASC 280‑10‑50‑30.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total segment operating loss	$240,990	$(794,565)	$103,584	$(949,479)

Corporate unallocated operating adjustments	—	—	—	—
Corporate general and administrative expenses	(1,048,697)	(693,827)	(2,529,043)	(2,253,581)
Share-based compensation expenses	(14,183)	(76,087)	(42,547)	(102,716)

Total corporate operating expenses	$(1,062,880)	$(769,914)	$(2,571,590)	$(2,356,297)

Non-operating adjustments	—	—	—	—

Interest income	398,232	244,776	814,069	725,094

Interest expense	(6,961)	(7,849)	(21,460)	(24,721)

Loss on disposal of Edward	—	—	(297,610)	—

Other income, net	666,508	12,902	1,669,286	42,658

Other expense change in fair value of acquisition-related contingent consideration asset	(2,783,884)	—	(2,783,884)	—

Total non-operating income (expense), net	(1,726,105)	249,829	(619,599)	743,031

Loss from continuing operations before income taxes	$(2,547,995)	$(1,314,650)	$(3,087,605)	$(2,562,745)

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

	September 30, 2026	December 31, 2025
	(Unaudited)	(Unaudited)
Logistics and Labor Services segment assets	$1,033,484	$1,651,936
International Trading segment assets	2,883,148	—
Total segment operating assets	3,916,632	1,651,936
Corporate unallocated assets
Cash and cash equivalents	11,923,965	107,236
Loan receivable	29,471,513	7,430,111
Receivable from withdrawal of investment deposit	41,762,995	—
Other corporate current assets	5,285,867	2,669,181
Total corporate unallocated assets	88,444,340	10,206,528
Total consolidated assets	$92,360,972	$11,858,464

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
U.S. domestic market	$—	$344,250	$79,530	$1,142,724
Overseas market	3,557,805	17,685	4,439,884	53,136
Total revenue	$3,557,805	$361,935	$4,519,414	$1,195,860

Major Customers

For the three months ended September 30, 2026, certain customers of the Company’s international trading segment accounted for substantially all of the segment’s revenues and the Company’s consolidated total revenues. These customers accounted for approximately 100% of the Company’s consolidated total revenues for the three months ended September 30, 2026, substantially exceeding the ten percent threshold for major customer disclosure under ASC 280-10-50-42.

For the nine months ended September 30, 2026, these customers accounted for above 90% of the Company’s consolidated total revenues. This concentration also exceeded the ten percent threshold.

For the three and nine months ended September 30, 2025, no individual customer accounted for ten percent or more of the Company’s consolidated total revenues.

NOTE 18 — SUBSEQUENT EVENTS

On September 15, 2026, we entered into a Membership Interest Purchase Agreement (the “JoyPak Purchase Agreement”) with Newland Asset Management LLC, a Delaware limited liability company (“Newland”), Redwing Capital LLC, a Texas limited liability company (“Redwing,” and together with Newland, the “Sellers”), and JoyPak Supply LLC, a Nevada limited liability company primarily engaged in the sale of consumer, beauty, personal care and other everyday-use products (“JoyPak”). Pursuant to the JoyPak Purchase Agreement, we agreed to purchase from the Sellers all of the issued and outstanding membership interests of JoyPak for an aggregate purchase price of $788,000, consisting of an initial payment of $88,000 payable within two business days following execution and a payment of $700,000 payable within two business days following closing. On October 7, 2026, we completed the acquisition pursuant to the JoyPak Purchase Agreement. As a result of the closing, JoyPak became a wholly owned subsidiary of the Company. JoyPak’s results of operations will be included in our consolidated financial statements beginning in the fourth quarter of 2026.

On October 7, 2026, we entered into a Securities Purchase Agreement with Huan Liu, our Chief Executive Officer, Interim Chief Financial Officer, director and Chairman of the Board of Directors, pursuant to which we agreed to issue and sell to him 100,000 shares of Class B common stock, par value $0.0001 per share, at a purchase price of $3.30 per share for aggregate gross proceeds of $330,000. The transaction closed on October 9, 2026. The shares were sold in a private placement as described in our Current Report on Form 8-K filed October 9, 2026.

On October 13, 2026, Natasha Yuryevna Ovsepyan commenced an action in the Delaware Court of Chancery against the Company and Huan Liu, seeking injunctive and other relief concerning the October Class B Shares Issuance. On October 21, 2026, the Court denied Ms. Ovsepyan’s requests for immediate interim injunctive relief, granted expedited proceedings, and directed the parties to proceed toward a preliminary injunction hearing, which is scheduled for November 18, 2026. No final determination on the merits has been made.

On October 14, 2026, Ms. Ovsepyan commenced a separate action under Section 220 of the Delaware General Corporation Law, seeking to inspect certain books and records of the Company. The Company believes that it has satisfied its obligations under Section 220 and the remaining claims are without merit. The Company intends to defend the action vigorously.

On October 20, 2026, Takeover Time 2026 LLC and the other participants in its solicitation filed a definitive consent statement seeking to remove and replace the Company’s Board of Directors by written consent. On October 27, 2026, the Company filed a preliminary consent revocation statement in response, and on November 5, 2026, the Company filed an amended preliminary consent revocation statement. On November 13, 2026, the Company filed a definitive consent revocation statement with the SEC, which is expected to be first mailed or made available to stockholders on or about November 20, 2026. See Part II, Items 1 and 5 of this Quarterly Report on Form 10-Q for additional information regarding these matters.

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

Business Overview and Recent Developing Trends

We are engaged in two principal business areas: (i) logistics and warehousing and (ii) international trading. Our logistics and warehousing business includes logistics coordination, warehousing and general labor support services. Following our acquisition of Super International in May 2026, we also commenced the international trading of large-scale industrial equipment. Through Super International, we source, purchase and sell large-scale industrial equipment, including excavators and other construction machinery and industrial construction-related supplies, in international markets and coordinate related procurement, sales and delivery arrangements. Our international trading business operates alongside our logistics and warehousing business and is intended to diversify our business operations and revenue sources.

Historically, our logistics and warehousing business primarily involved services provided in connection with the sale of parallel-import vehicles sourced in the U.S. for sale in the PRC market. Prior to its disposition in April 2026, Edward expanded our logistics and warehousing business to include the transportation of other goods between the U.S. and the PRC. Parallel-import vehicles in the PRC refer to automobiles purchased directly from overseas markets and imported for sale outside of the brand manufacturers’ official distribution networks.

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

On February 12, 2026, the Company closed the previously disclosed private placement pursuant to certain stock purchase agreements dated January 27, 2026, with certain investors and issued an aggregate of 1,115 shares of Class A Common Stock, after giving retroactive effect to the April 2026 Reverse Stock Split and the September 2026 Reverse Stock Split, for aggregate gross proceeds of approximately $40.14 million in a private placement pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).

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

On April 16, 2026, we entered into a Share Transfer Agreement with Leyan Yang, a non-U.S. individual, pursuant to which we agreed to acquire 100% of the issued and outstanding shares of Super International, a limited liability company incorporated under the laws of Hong Kong and primarily engaged in the international trading of large-scale industrial equipment and industrial construction - related supplies, for aggregate cash consideration of $4,980,000. Super International conducts its business through the sourcing, purchase and sale of large-scale industrial equipment in international markets and the coordination of related procurement, sales and delivery arrangements. On May 27, 2026, the Company completed the acquisition pursuant to the Share Transfer Agreement. As a result of the closing, Super International became a wholly owned subsidiary of the Company, and the international trading of large-scale industrial equipment became an additional business line operating alongside the Company’s logistics and warehousing business.

On August 21, 2026, we entered into a sales agreement (the “August 2026 Sales Agreement”) with Pacific Century Securities, LLC (“PCS”), acting as our sales agent, pursuant to which we may offer and sell, from time to time, shares of our Class A common stock, par value $0.0001 per share, having an aggregate offering price of up to $35,280,213.01 (the “August 2026 ATM Offering”). The shares are offered pursuant to a prospectus supplement dated August 21, 2026 to our registration statement on Form S-3 (Registration No. 333-281820), which was declared effective on September 6, 2024. As of the date of this Quarterly Report on Form 10-Q, we had sold an aggregate of approximately 196,850,000 shares of Class A common stock under the August 2026 ATM Offering, without giving effect to the September 2026 Reverse Stock Split described below. The aggregate gross proceeds, commissions, other offering expenses and net proceeds from these sales during the period were $14.2 million, $0.4 million, $1.3 million and $12.5 million, respectively.

On September 15, 2026, we entered into a Membership Interest Purchase Agreement (the “JoyPak Purchase Agreement”) with Newland Asset Management LLC, a Delaware limited liability company (“Newland”), Redwing Capital LLC, a Texas limited liability company (“Redwing,” and together with Newland, the “Sellers”), and JoyPak Supply LLC, a Nevada limited liability company primarily engaged in the sale of consumer, beauty, personal care and other everyday-use products (“JoyPak”). Pursuant to the JoyPak Purchase Agreement, we agreed to purchase from the Sellers all of the issued and outstanding membership interests of JoyPak for an aggregate purchase price of $788,000, consisting of an initial payment of $88,000 payable within two business days following execution and a payment of $700,000 payable within two business days following closing. On October 7, 2026, we completed the acquisition pursuant to the JoyPak Purchase Agreement. As a result of the closing, JoyPak became a wholly owned subsidiary of the Company. JoyPak’s results of operations will be included in our consolidated financial statements beginning in the fourth quarter of 2026.

In addition, on October 9, 2026, we issued and sold 100,000 shares of Class B common stock to Huan Liu, our Chief Executive Officer, at $3.30 per share for aggregate gross proceeds of $330,000. See Note 18 — Subsequent Events.

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

Following such reverse stock split, every 200 shares of common stock outstanding were automatically combined into one new share of common stock. No fractional shares were issued in connection with the reverse stock split; any fractional shares resulting from the April 2026 Reverse Stock Split were rounded up to the nearest whole share. The par value per share of the common stock remained unchanged. Our Class A common stock started trading on a post-split basis on April 29, 2026, at which time the Class A common stock was assigned a new CUSIP number (16307X301). Additionally, at the effective time, proportionate adjustments were made to the Company’s Amended and Restated 2024 Stock Incentive Plan based on the April 2026 reverse stock split ratio, including adjustments to the number of shares available for awards and the exercise price of outstanding awards.

September 2026 Reverse Stock Split

On June 16, 2026, our board of directors approved and adopted potential amendments to our Certificate of Incorporation to effect one or more reverse stock splits of our issued and outstanding Class A common stock and Class B common stock at ratios to be determined by the board, subject to an aggregate ratio not exceeding 1-for-2,000 within eighteen months after stockholder approval. Holders of a majority of the voting power of the outstanding shares approved the proposed amendments by written consent on June 16, 2026. On August 11, 2026, our board of directors approved a 1-for-150 reverse stock split (the “September 2026 Reverse Stock Split”). We filed a Certificate of Amendment to our Certificate of Incorporation with the Delaware Secretary of State on September 15, 2026, which became effective at 8:00 a.m., Eastern Time, on September 21, 2026.

At the effective time, every 150 outstanding shares of common stock were automatically combined into one share. No fractional shares were issued, and fractional entitlements were rounded up to the nearest whole share at the participant level. The par value remained $0.0001 per share. Our Class A common stock began trading on a split-adjusted basis on the Nasdaq Capital Market on September 28, 2026 under the existing symbol “CTNT” and new CUSIP number 16307X400. Proportionate adjustments were made to our Amended and Restated 2024 Stock Incentive Plan, including shares available for awards and exercise prices. On September 30, 2026, we reported approximately 1,332,087 shares of Class A common stock and 1,358 shares of Class B common stock outstanding after giving effect to the split and fractional share adjustments.

On October 7, 2026, we entered into a Securities Purchase Agreement with Huan Liu, our Chief Executive Officer, Interim Chief Financial Officer, director and Chairman of the Board of Directors, pursuant to which we agreed to issue and sell to him 100,000 shares of Class B common stock, par value $0.0001 per share, at a purchase price of $3.30 per share for aggregate gross proceeds of $330,000. The transaction closed on October 9, 2026. The shares were sold in a private placement as described in our Current Report on Form 8-K filed October 9, 2026.

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

Results of Operations

The following table provides a summary of our consolidated results of operations for the three and nine months ended September 30, 2026 and 2025, highlighting the financial impact of both continuing and discontinued operations:

	Three Months Ended September 30,				Change		Nine Months Ended September 30,				Change
	2026		2025		Amount	%	2026		2025		Amount	%
	USD	%	USD	%			USD	%	USD	%
Revenues	$3,557,805	100.0%	$361,935	100.0%	$3,195,870	883.0%	$4,519,414	100.0%	$1,195,860	100.0%	$3,323,554	277.9%
Cost of Revenues	3,276,398	92.1%	317,757	87.8%	2,958,641	931.1%	4,198,640	92.9%	1,060,526	88.7%	3,138,114	295.9%
Gross Profit	281,407	7.9%	44,178	12.2%	237,229	537.0%	320,774	7.1%	135,334	11.3%	185,440	137.0%
General and administration expenses	1,089,114	30.6%	801,263	221.4%	287,851	35.9%	2,746,233	60.8%	2,607,087	218.0%	139,146	5.3%
Impairment loss expenses	—	—%	731,307	202.1%	(731,307)	(100.0)%	—	—%	731,307	61.2%	(731,307)	(100.0)%
Share-based compensation expenses	14,183	0.4%	76,087	21.0%	(61,904)	(81.4)%	42,547	0.9%	102,716	8.6%	(60,169)	(58.6)%
Interest income, net	391,271	11.0%	236,927	65.5%	154,344	65.1%	792,609	17.5%	700,373	58.6%	92,236	13.2%
Other income, net	666,508	18.7%	12,902	3.6%	653,606	5,065.9%	1,669,286	36.9%	42,658	3.6%	1,626,628	3,813.2%
Gain(loss) on disposal of Edward	—	—%	—	—%	—	—%	(297,610)	(6.6)%	—	—%	(297,610)	(100.0)%
Other expense change in fair value of acquisition-related contingent consideration asset	(2,783,884)	(78.2)%	—	—%	(2,783,884)	(100.0)%	(2,783,884)	(61.6)%	—	—%	(2,783,884)	(100.0)%
(Loss) from continuing operations before tax provision	(2,547,995)	(71.6)%	(1,314,650)	(363.2)%	(1,233,345)	93.8%	(3,087,605)	(68.4)%	(2,562,745)	(214.3)%	(524,860)	20.5%
Income tax (benefits)	—	—%	—	—%	—	—%	5,610	0.1%	18,342	1.5%	(12,732)	(69.4)%
Loss from continuing operations	(2,547,995)	(71.6)%	(1,314,650)	(363.2)%	(1,233,345)	93.8%	(3,093,215)	(68.5)%	(2,581,087)	(215.8)%	(512,128)	19.8%
Loss from discontinued operations, net of tax	—	—%	—	—%	—	—%	—	—%	—	—%	—	—%
Net Loss	$(2,547,995)	(71.6)%	$(1,314,650)	(363.2)%	$(1,233,345)	93.8%	$(3,093,215)	(68.5)%	$(2,581,087)	(215.8)%	$(512,128)	19.8%

Comparison of the three months ended September 30, 2026 and 2025

Continuing Operations-Logistics and Warehousing Services

Revenues

	For the Three Months Ended September 30,				Change
	2026		2025		Amount	%
	USD	%	USD	%
Revenues
Revenues from Edward	$—	—%	$41,935	11.6%	$(41,935)	(100.0)%
Revenues from TWEW	—	—%	320,000	88.4%	$(320,000)	(100.0)%
Total revenues	$—	—%	$361,935	100.0%	$(361,935)	(100.0)%

For the three months ended September 30, 2026, we reported revenue of $nil from logistics and warehousing services segment. Revenue from our logistics and warehousing services segment decreased by 100.0% to $nil for the three months ended September 30, 2026, compared to $361,935 for the same period in 2025.

Revenue from Edward decreased by 100% to $nil for the three months ended September 30, 2026, compared to $41,935 for the same period in 2025, primarily due to the disposition of Edward on April 1, 2026, after which Edward’s results are no longer included in our consolidated financial statements.

Revenue from TWEW decreased by 100% to $nil for the three months ended September 30, 2026, compared to $320,000 for the same period in 2025. The decrease was primarily due to the expiration of TWEW’s legacy customer service contracts during late 2025 and early 2026, which were not renewed on their original terms. As of the date of this report, TWEW is renegotiating logistics and labor services arrangements with customers that had business relationships with TWEW prior to its acquisition, and letters of intent and draft contracts with certain of these customers are in the process of being executed.

Cost of Revenues

	For the Three Months Ended September 30,				Change
	2026		2025		Amount	%
	USD	%	USD	%
Cost of Revenues
Cost of Revenues from Edward	$—	—%	$27,757	8.7%	$(27,757)	(100.0)%
Cost of Revenues from TWEW	—	—%	290,000	91.3%	$(290,000)	(100.0)%
Total cost of revenues	$—	—%	$317,757	100.0%	$(317,757)	(100.0)%

For the three months ended September 30, 2026, total cost of revenues decreased to $nil from $317,757 for the same period in 2025, representing a $317,757 decrease, or 100%. Cost of revenues attributable to TWEW was $nil, compared to $290,000 for the same period in 2025, representing a $290,000 decrease, or 100%, consistent with the decrease of revenue.

Cost of revenues from Edward was $nil for the three months ended September 30, 2026, compared to $27,757 for the same period in 2025, representing a $27,757 decrease, or 100%, primarily due to the decrease of revenue.

Cost of revenues was mainly labor costs for TWEW and ocean freight service costs for Edward.

Operating Expenses

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
General and Administrative Expenses
Payroll and Benefits	$—	$14,831	$(14,831)	(100.0)%
Rental and Leases	—	46,031	(46,031)	(100.0)%
Travel and Entertainment	58	203	(145)	(71.4)%
Insurance Expenses	—	438	(438)	(100.0)%
Depreciation and Amortization Expenses	15,000	31,328	(16,328)	(52.1)%
Others	2,010	14,605	(12,595)	(86.2)%
Total General and Administrative Expenses	$17,068	$107,436	$(90,368)	(84.1)%

General and administrative expenses for the logistics and warehousing services segment decreased by $90,368, or 84.1%, to $17,068 for the three months ended September 30, 2026 from $107,436 for the three months ended September 30, 2025, primarily due to the disposition of Edward and the scale-back of TWEW’s operations, which reduced payroll and benefits and rental expenses to $nil. The residual balance consists principally of $15,000 of amortization of customer-relationship intangibles.

Continuing Operations- International Trading

Revenues

	For the Three Months Ended September 30,				Change
	2026		2025		Amount	%
	(Unaudited)		(Unaudited)
	USD	%	USD	%
Revenues
Revenues from Super International	3,557,805	100.0%	—	—%	3,557,805	100.0%
Total revenues	$3,557,805	100.0%	$—	—%	$3,557,805	100.0%

For the three months ended September 30, 2026, we reported revenue of $3,557,805 from international trading segment, including $nil, of our total revenue from Cheetah and $3,557,805, or 100.0%, of our total revenue from Super International, which we acquired on May 27, 2026 and its results of operations have been included in our consolidated financial statements from the acquisition date. Accordingly, the increase reflects the addition of a new business line rather than organic growth of our existing operations.

Cost of Revenues

	For the Three Months Ended September 30,				Change
	2026		2025		Amount	%
	(Unaudited)		(Unaudited)
	USD	%	USD	%
Cost of Revenues
Cost of Revenues from Super International	3,276,398	100.0%	—	—%	3,276,398	100.0%
Total cost of revenues	$3,276,398	100.0%	$—	—%	$3,276,398	100.0%

For the three months ended September 30, 2026, total cost of revenues increased to $3,276,398 from $nil for the same period in 2025, representing a $3,276,398 increase, or 100.0%, consistent with the corresponding revenue, resulting in a gross margin of 7.9% for the segment.

Cost of revenues mainly consisted of the purchase cost of construction machinery and related equipment.

Operating Expenses

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Others	23,349	—	23,349	100.0%
Total General and Administrative Expenses	$23,349	$—	$23,349	100.0%

General and administrative expenses for the Company’s continuing operations - international trading segment increased by $23,349, or 100.0%, to $23,349 for the three months ended September 30, 2026 from $nil for the three months ended September 30, 2025, reflect a full quarter of Super International’s administrative costs due to the new operation under Super International.

Continuing Operations - Corporate Unallocated Operating Adjustments

Operating Expenses

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Payroll and Benefits	$216,877	$277,343	$(60,466)	(21.8)%
Rental and Leases	132,631	156,447	(23,816)	(15.2)%
Travel and Entertainment	58,030	24,509	33,521	136.8%
Legal and Accounting Fees	129,554	110,941	18,613	16.8%
Insurance Expenses	49,193	49,420	(227)	(0.5)%
Depreciation and Amortization Expenses	6,625	6,625	—	—%
Recruiting Expenses	979	2,509	(1,530)	(61.0)%
Others	454,808	66,033	388,775	588.8%
Total General and Administrative Expenses	$1,048,697	$693,827	$354,870	51.1%

General and administrative expenses for the Company’s continuing operations- corporate unallocated operating adjustments segment increased by $354,870, or 51.1%, to $1,048,697 for the three months ended September 30, 2026 from $693,827 for the three months ended September 30, 2025. The increase was primarily due to (i) an increase of $388,775 in other general and administrative expenses and (ii) an increase of $33,521 in travel and entertainment expenses and (iii) an increase of $18,613 in legal and accounting fees, partially offset by (i) a decrease of $60,466 in payroll and benefits and (ii) a decrease of $23,816 in rental and leases.

Share-based compensation expenses

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
(Unaudited) Share-based compensation expenses	$14,183	$76,087	$(61,904)	(81.4)%

Share-based compensation expenses were $14,183 and $76,087 for the three months ended September 30, 2026 and 2025, respectively, representing a $61,904 decrease, or 81.4%.

See also Note 12 – Stock Based Compensation for more details in our Consolidated Financial Statements included in this quarterly report.

Other Income (Expenses), net

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
Interest income	$398,232	$244,776	$153,456	62.7%

Interest expenses:
Loan Interest expense	(6,140)	(6,594)	(454)	(6.9)%
Credit Card Interest	(2)	(385)	(383)	(99.5)%
Premium Finance Interest	(819)	(870)	(51)	(5.9)%
Total Interest expenses	(6,961)	(7,849)	(888)	(11.3)%
Other income, net	666,508	12,902	653,606	5,065.9%
Other expense change in fair value of acquisition-related contingent consideration asset	(2,783,884)	—	(2,783,884)	(100.0)%
Total other income, net	$(1,726,105)	$249,829	$(1,975,934)	(790.9)%

Interest income from continuing operations was $398,232 for the three months ended September 30, 2026, compared to $244,776 for the three months ended September 30, 2025, representing a $153,456 increase or 62.7%. The increase was primarily due to the deployment of the proceeds from our February 2026 private placement and our at-the-market offerings into short-term loans to third parties, which increased our loan receivable balance.

Interest expense incurred from our continuing operations was $6,961 for the three months ended September 30, 2026, which decreased by $888, or 11.3%, from $7,849 for the three months ended September 30, 2025, primarily due to the continued amortization of our long-term borrowings and lower credit card and premium finance interest.

Net other income from continuing operations was $666,508 for the three months ended September 30, 2026, compared to $12,902 for the three months ended September 30, 2025, representing a $653,606 increase or 5,065.9%. The change was primarily due to an unrealized foreign exchange gain of approximately $652,422 arising from the remeasurement, at the September 30, 2026 spot exchange rate, of the RMB 280,000,000 receivable from withdrawal of investment deposit. That receivable is denominated in Renminbi and is remeasured at each reporting date with changes recognized in earnings in accordance with ASC 830. The gain is unrealized and non-cash, and would reverse if the Renminbi were to weaken against the U.S. dollar prior to settlement.

Receivable from withdrawal of investment deposit of $41,762,995 represents the U.S. dollar equivalent, translated at the September 30, 2026 spot rate, of RMB 280,000,000 contributed by Naiside to a PRC investment fund in January 2026 and repayable in full by Shanghai Kesheng on or before December 30, 2026 under the First Amendment to the Termination Agreement dated August 10, 2026. The receivable is denominated in Renminbi and is remeasured at each reporting date, with unrealized foreign exchange gains and losses recognized in earnings. During the three months ended September 30, 2026, we recognized an unrealized foreign exchange gain of approximately $652,422 on this receivable. Excluding that non-cash gain, we would have incurred a loss from continuing operations before income taxes of approximately $3,200,417 for the three months ended September 30, 2026. No allowance for credit losses has been recorded against this receivable

Other expense from the change in fair value of acquisition-related contingent consideration asset was $2,783,884 for the three months ended September 30, 2026, compared to $nil for the three months ended September 30, 2025.

Income Tax (Benefits)

Our income tax provision for continuing operations was $nil for the three months ended September 30, 2026, compared with income tax provision of $nil for the same period in 2025.

Net Income (loss)

As a result of the above factors, we had net loss of $2,547,995 from our continuing operations for the three months ended September 30, 2026, compared to net loss of $1,314,650 for the same period of 2025.

Discontinued Operations -Parallel- Import vehicle Business

As disclosed in Note 6 – Discontinued Operations, our Board approved the discontinuation of our parallel-import vehicle business on March 3, 2025. The Company fully exited its parallel-import vehicle business during the year ended December 31, 2024. The Company did not generate any income or incur any expenses from discontinued operations for the three months ended September 30, 2026.

Comparison of the nine months ended September 30, 2026 and 2025

Continuing Operations-Logistics and Warehousing Services

Revenues

	For the Nine Months Ended September 30,				Change
	2026		2025		Amount	%
	USD	%	USD	%
Revenues
Revenues from Edward	$39,700	42.8%	157,134	13.1%	$(117,434)	(74.7)%
Revenues from TWEW	53,000	57.2%	1,038,726	86.9%	(985,726)	(94.9)%
Total revenues	$92,700	100.0%	$1,195,860	100.0%	$(1,103,160)	(92.2)%

For the nine months ended September 30, 2026, we reported revenue of $92,700 from logistics and warehousing services segment, including $39,700, or 42.8%, of our total revenue from Edward, which we acquired in February 2024, and $53,000, or 57.2%, of our total revenue from TWEW, which we acquired in December 2024.

Revenue from Edward decreased by 74.7% to $39,700 for the nine months ended September 30, 2026, compared to $157,134 for the same period in 2025. The change was primarily due to the discontinuation of customer contracts and disposal of Edward.

Revenue from TWEW decreased by 94.9% to $53,000 for the nine months ended September 30, 2026, compared to $1,038,726 for the same period in 2025, primarily due to the expiration of TWEW’s legacy customer service contracts, as described above.

Cost of Revenues

	For the Nine Months Ended September 30,				Change
	2026		2025		Amount	%
	USD	%	USD	%
Cost of Revenues
Cost of Revenues from Edward	$19,833	27.2%	$95,364	9.0%	$(75,531)	(79.2)%
Cost of Revenues from TWEW	53,000	72.8%	965,162	91.0%	$(912,162)	(94.5)%
Total cost of revenues	$72,833	100.0%	$1,060,526	100.0%	$(987,693)	(93.1)%

For the nine months ended September 30, 2026, total cost of revenues decreased to $72,833 from $1,060,526 for the same period in 2025, representing a $987,693 decrease, or 93.1%.

Cost of revenues from Edward was $19,833, or 27.2% of total cost of revenues for the nine months ended September 30, 2026, compared to $95,364 for the same period in 2025, representing a $75,531 decrease, or 79.2%, consistent with the corresponding disposal of Edward.

Cost of revenues attributable to TWEW was $53,000, representing 72.8% of total cost of revenues for the nine months ended September 30, 2026, compared to $965,162 for the same period in 2025, representing a $912,162 decrease, or 94.5%, consistent with the decrease of revenue.

Cost of revenues was mainly labor costs for TWEW and ocean freight service costs for Edward.

Operating Expenses

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Payroll and Benefits	$14,521	$75,361	$(60,840)	(80.7)%
Rental and Leases	46,031	138,092	(92,061)	(66.7)%
Travel and Entertainment	629	617	12	1.9%
Insurance Expenses	289	1,379	(1,090)	(79.0)%
Depreciation and Amortization Expenses	56,768	93,985	(37,217)	(39.6)%
Others	55,519	44,072	11,447	26.0%
Total General and Administrative Expenses	$173,757	$353,506	$(179,749)	(50.8)%

General and administrative expenses for the Company’s continuing operations-logistics and warehousing services segment decreased by $179,749, or 50.8%, to $173,757 for the nine months ended September 30, 2026 from $353,506 for the nine months ended September 30, 2025. The change was primarily due to less expenditure of payrolls and rents due to the disposal of a subsidiary.

Continuing Operations- International Trading

Revenues

	For the Nine Months Ended September 30,				Change
	2026		2025		Amount	%
	(Unaudited)		(Unaudited)
	USD	%	USD	%
Revenues
Revenues from Cheetah	$208,909	4.7%	$—	—%	$208,909	100.0%
Revenues from Super International	4,217,805	95.3%	—	—%	4,217,805	100.0%
Total revenues	$4,426,714	100.0%	$—	—%	$4,426,714	100.0%

For the nine months ended September 30, 2026, we reported revenue of $4,426,714 from international trading segment, including $208,909, or 4.7%, of our total revenue from Cheetah, and $4,217,805, or 95.3%, of our total revenue from Super International, which we acquired on May 27, 2026, primarily due to the acquisition of international trading business.

Cost of Revenues

	For the Nine Months Ended September 30,				Change
	2026		2025		Amount	%
	(Unaudited)		(Unaudited)
	USD	%	USD	%
Cost of Revenues
Cost of Revenues from Cheetah	$199,409	4.8%	$—	—%	$199,409	100.0%
Cost of Revenues from Super International	3,926,398	95.2%	—	—%	3,926,398	100.0%
Total cost of revenues	$4,125,807	100.0%	$—	—%	$4,125,807	100.0%

For the nine months ended September 30, 2026, total cost of revenues increased to $4,125,807 from $nil for the same period in 2025, representing a $4,125,807 increase, or 100.0%.

Cost of revenues attributable to Cheetah was $199,409, representing 4.8% of total cost of revenues for the nine months ended September 30, 2026, compared to $nil for the same period in 2025, representing a $199,409 increase, or 100.0%, consistent with the corresponding increase in revenue from Cheetah.

Cost of revenues from Super International was $3,926,398, or 95.2% of total cost of revenues for the nine months ended September 30, 2026, compared to $nil for the same period in 2025, representing a $3,926,398 increase, or 100.0%, consistent with the corresponding increase in revenue from Super International.

Operating Expenses

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Others	43,433	—	43,433	100.0%
Total General and Administrative Expenses	$43,433	$—	$43,433	100.0%

General and administrative expenses for the Company’s continuing operations-international trading segment increased by $43,433, or 100.0%, to $43,433 for the nine months ended September 30, 2026 from $nil for the nine months ended September 30, 2025. The change was primarily due to daily expenditure of our newly acquired entity.

Continuing Operations- Corporate Unallocated Operating Adjustments

Operating Expenses

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
General and Administrative Expenses
Payroll and Benefits	$633,172	$833,087	$(199,915)	(24.0)%
Rental and Leases	398,572	480,644	(82,072)	(17.1)%
Travel and Entertainment	144,234	86,142	58,092	67.4%
Legal and Accounting Fees	354,065	453,904	(99,839)	(22.0)%
Insurance Expenses	150,192	186,019	(35,827)	(19.3)%
Depreciation and Amortization Expenses	19,875	19,875	—	—%
Recruiting Expenses	4,363	8,983	(4,620)	(51.4)%
Others	824,570	184,927	639,643	345.9%
Total General and Administrative Expenses	$2,529,043	$2,253,581	$275,462	12.2%

General and administrative expenses for the Company’s continuing operations- corporate unallocated operating adjustments segment increased by $275,462, or 12.2%, to $2,529,043 for the nine months ended September 30, 2026 from $2,253,581 for the nine months ended September 30, 2025. The change was primarily due to increased consulting fee related to our company’s general development partially offset by decreased payrolls and professional fees as a public company.

Share-based compensation expenses

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
(Unaudited) Share-based compensation expenses	$42,547	$102,716	$(60,169)	(58.6)%

Share-based compensation expenses were $42,547 and $102,716 for the nine months ended September 30, 2026 and 2025, respectively, representing a $60,169 decrease, or 58.6%.

See also Note 12 – Stock Based Compensation for more details in our Consolidated Financial Statements included in this quarterly report.

Other Income (Expenses), net

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
	(Unaudited)	(Unaudited)
Interest income	$814,069	$725,094	$88,975	12.3%

Interest expenses:
Loan Interest expense	(18,673)	(20,000)	(1,327)	(6.6)%
Credit Card Interest	(495)	(847)	(352)	(41.6)%
Premium Finance Interest	(2,292)	(3,874)	(1,582)	(40.8)%
Total Interest expenses	(21,460)	(24,721)	(3,261)	(13.2)%
Other income	1,669,286	42,658	1,626,628	3,813.2%
Gain (loss) on disposal of Edward	(297,610)	—	(297,610)	(100.0)%
Other expense change in fair value of acquisition-related contingent consideration asset	(2,783,884)	—	(2,783,884)	(100.0)%
Total other income, net	$(619,599)	$743,031	$1,362,630	(183.4)%

Interest income from continuing operations was $814,069 for the nine months ended September 30, 2026, compared to $725,094 for the nine months ended September 30, 2025, representing an $88,975 increase or 12.3%. Although our loan receivable balance increased from $7,430,111 at December 31, 2025 to $29,471,513 at September 30, 2026, the increase in interest income was proportionately smaller because (i) the majority of the 2026 loans were originated between April and August 2026 and therefore accrued interest for only part of the period, and (ii) loans originated in 2026 bear interest at 5.0% per annum, compared with 8.0% to 12.0% per annum on the portfolio outstanding during 2025.

Interest expense incurred from our continuing operations was $21,460 for the nine months ended September 30, 2026, which decreased by $3,261, or 13.2%, from $24,721 for the nine months ended September 30, 2025, primarily due to lower average outstanding balances under our long-term borrowings and premium finance arrangements.

Net other income from continuing operations was $1,669,286 for the nine months ended September 30, 2026, compared to $42,658 for the nine months ended September 30, 2025, representing a $1,626,628 increase or 3,813.2%. The change was primarily due to an unrealized foreign exchange gain of approximately $1,631,708 arising from the remeasurement of the RMB 280,000,000 receivable from withdrawal of investment deposit at period-end spot exchange rates.

During the nine months ended September 30, 2026, the Company recognized an unrealized foreign exchange gain of approximately $1,631,708 related to the receivable arising from the withdrawal of the investment deposit. Excluding this non-cash gain, the Company would have incurred a loss from continuing operations before income taxes of approximately $4,719,313 for the nine months ended September 30, 2026.

Other expense from the change in fair value of acquisition-related contingent consideration asset was $2,783,884 for the nine months ended September 30, 2026, compared to $nil for the nine months ended September 30, 2025.

Income Tax (Benefits)

Our income tax provision for continuing operations was $5,610 for the nine months ended September 30, 2026, compared with income tax provision of approximately $18,342 for the same period in 2025.

Net Loss

As a result of the above factors, we had net loss of $3,093,215 from our continuing operations for the nine months ended September 30, 2026, compared to net loss of $2,581,087 for the same period in 2025.

Discontinued Operations -Parallel- Import vehicle Business

As disclosed in Note 6 – Discontinued Operations, our Board approved the discontinuation of our parallel-import vehicle business on March 3, 2025. The Company fully exited its parallel-import vehicle business during the year ended December 31, 2024. The Company did not generate any income or incur any expenses from discontinued operations for the nine months ended September 30, 2026.

Liquidity and Capital Resources

Historically, our primary uses of cash have been to finance working capital needs. We believe that we will be able to fund current operations and other commitments for at least the next 12 months from operating cash flow and proceeds from the capital infusion which were held in our cash and cash equivalents.

We may, however, require additional cash resources due to changes in business conditions or other future developments. If these sources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or equity-linked securities could result in additional dilution to stockholders. The incurrence of indebtedness would result in additional debt service obligations and could result in operating and financial covenants that would restrict operations. Financing may not be available in amounts or on terms acceptable to us, or at all.

As of September 30, 2026, we had current assets of $88.5 million, consisting of cash and cash equivalents of $14.5 million, $0.4 million of accounts receivable, $29.5 million in loan receivables, $1.3 million of other receivables, $1.0 million of prepaid expenses and other current assets, and $41.8 million of receivable from withdrawal of investment deposit from continuing operations. Our current liabilities, all of which related to continuing operations, totaled approximately $1.4 million, consisting of $0.4 million of accounts payable, $0.4 million of operating lease liabilities, $0.3 million of other payables, $0.2 million of the current portion of long-term borrowings, due to a related party and loan payable from Premium Finance. The Company also had $0.5 million of long-term borrowings payable.

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025, with continuing operations and discontinued operations presented separately:

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$(2,543,247)	$733,780
Cash used in operations-continuing operations	(2,543,247)	(1,806,721)
Cash provided by operations-discontinued operations	—	2,540,501
Net cash used in investing activities	(67,239,062)	(2,214,816)
Cash used in investing activities-continuing operations	(67,239,062)	(2,214,816)
Net cash provided by (used in) financing activities	84,022,934	(16,237)
Cash provided by (used in) financing activities-continuing operations	84,022,934	(16,237)
Effect of exchange rate fluctuation on cash	(9,228)	3
Net (decrease) increase in cash	$14,231,397	$(1,497,270)

Operating Activities

Net cash used in operating activities from continuing operations was $2.5 million for the nine months ended September 30, 2026. The negative cash flow primarily reflected (i) a net loss of $3.1 million, (ii) an increase of $0.6 million in prepaid expenses and other current assets, (iii) a decrease of $0.4 million in accounts payable, (iv) a decrease of $0.4 million in operating lease liabilities, (v) a decrease of $0.3 million in other payables and other current liabilities, (vi) the accrual of $0.2 million of non-cash interest income on loans receivable, and (vii) a non-cash unrealized foreign exchange gain of $1.6 million on the receivable from withdrawal of investment deposit. These outflows were partially offset by (i) non-cash charges consisting of $2.8 million of change in fair value of acquisition-related contingent consideration asset, $0.4 million of amortization of operating lease right-of-use assets, $0.3 million for the loss on disposal of Edward, (ii) a decrease of $0.4 million in accounts receivable and (iii) other individually immaterial items.

Net cash used in operating activities from continuing operations was $1.8 million for the nine months ended September 30, 2025. The negative cash flow was primarily due to (i) a net loss of $2.6 million during the nine months ended September 30, 2025, and (ii) an increase of $0.6 million in other receivables, partially offset by (iii) an impairment loss on goodwill and intangible assets of $0.7 million, (iv) an increase of $0.2 million in other payables and other current liabilities, and (v) an increase of $0.4 million in amortization of operating lease right-of-use assets and intangible assets

Net cash used in operating activities from discontinued operations was $nil for the nine months ended September 30, 2026.

Net cash provided by operating activities from discontinued operations was $2.5 million for the nine months ended September 30, 2025, primarily due to the collection of $2.5 million in accounts receivable resulting from vehicle sales.

Investing Activities

Net cash used in investing activities from continuing operations was approximately $67.2 million for the nine months ended September 30, 2026, including (i) $40.1 million paid in connection with the limited partnership investment made by Naiside in January 2026 (RMB 280,000,000), which was reclassified to a receivable from withdrawal of investment deposit upon termination of the partnership agreement on June 30, 2026, (ii) $28.7 million short-term loans receivable from third parties, (iii) $5.1 million in acquisition of business, and offset by (iv) $6.7 million of repayment received on those loans.

Net cash used in investing activities from continuing operations was $2.2 million for the nine months ended September 30, 2025, including (i) $3.4 million in short-term loans receivable from third parties, and offset by (ii) $1.2 million in proceeds of repayment from those loans.

Cash flows from investing activities related to discontinued operations for the nine months ended September 30, 2026 and 2025 were $nil and $nil, respectively.

Financing Activities

Net cash provided by financing activities from continuing operations was $84.0 million for the nine months ended September 30, 2026, which consisted of (i) net proceeds of $40,140,000 from a private placement, (ii) net proceeds of $43,470,256 from issuances of Class A common stock under an at-the-market offering, and (iii) proceeds of $400,000 from the issuance of Class B common stock pursuant to a stock subscription agreement, and (iv) net proceeds of $40,865 from premium financing obligations, partially offset by (v) net repayments of long-term borrowings of $28,187.

Net cash used in financing activities from continuing operations was $16,237 for the nine months ended September 30, 2025, which consisted of (i) proceeds from premium finance of $196,300, offset by (ii) repayment of premium finance of $185,678, and (iii) net repayment of long-term borrowings of $26,859.

Cash flows from financing activities related to discontinued operations for the nine months ended September 30, 2026 and 2025 were $nil and $nil, respectively.

March 2026 ATM Offering

On March 31, 2026, the Company entered into a Sales Agreement with AC Sunshine Securities LLC, pursuant to which the Company could offer and sell, from time to time, shares of its Class A Common Stock having an aggregate offering price of up to $100,000,000 through an “at-the-market” offering program. The following “Use of Proceeds” information relates to the at-the-market offering program (the “ATM Offering”) established pursuant to the registration statement on Form S-3 (Registration Number 333-281820), which was declared effective by the SEC on September 6, 2024 and a prospectus supplement filed with the SEC on April 2, 2026. Under the ATM Offering, we could offer and sell shares of our Class A Common Stock from time to time, for an aggregate offering price of up to $70,000,000, through AC Sunshine Securities LLC, acting as our sales agent (the “Sales Agent”). We agreed to pay the Sales Agent a commission of 3.0% of the aggregate gross proceeds from each sale of shares under the ATM Offering.

On June 26, 2026, we and the Sales Agent entered into a Mutual Termination Agreement, pursuant to which we mutually agreed to terminate the Sales Agreement dated March 31, 2026, effective as of the close of business on June 26, 2026. The Company effected a 1-for-200 reverse stock split that became effective at 8:00 a.m., Eastern Time, on April 20, 2026, and the Company’s Class A common stock began trading on a split-adjusted basis on April 29, 2026. Prior to the effectiveness of such reverse stock split, we sold an aggregate of 355,000,000 shares of Class A common stock, representing 11,834 shares after giving effect to both the April 2026 and September 2026 reverse stock splits. From April 29, 2026 through June 18, 2026, we sold an additional 1,000,000 shares, representing 6,667 shares after giving effect to the September 2026 reverse stock split. Accordingly, prior to the termination of the Sales Agreement, we sold an aggregate of 18,500 shares of Class A common stock, after giving effect to both reverse stock splits.

We incurred approximately $3.7 million in expenses in connection with the ATM Offering, including $3.6 million in expenses paid to or for the account of the Sales Agent, commissions and clearing fees, and $0.1 million in other expenses. None of the offering expenses consisted of payments to any directors or officers of the Company or their associates, any persons owning 10% or more of our equity securities, or any of our affiliates. As of the date of this quarterly report, after deducting offering expenses, we received net proceeds of approximately $30.9 million from the ATM Offering, of which approximately $3.5 million was used to acquire Super International. None of such net proceeds were paid, directly or indirectly, to any of our directors or officers or their associates, any person owning 10% or more of our equity securities, or any of our affiliates.

The August 2026 ATM Offering

On August 21, 2026, the Company entered into the August 2026 Sales Agreement with PCS, acting as the Company’s sales agent, pursuant to which the Company may offer and sell, from time to time, shares of its Class A Common Stock having an aggregate offering price of up to $35,280,213.01.

The shares of Class A Common Stock are offered and sold pursuant to a prospectus supplement dated August 21, 2026 and filed with the SEC on August 24, 2026, to the Company’s registration statement on Form S-3 (Registration No. 333-281820), which was declared effective by the SEC on September 6, 2024. Subject to the terms and conditions of the August 2026 Sales Agreement, PCS will use commercially reasonable efforts, consistent with its normal trading and sales practices, applicable laws and regulations, and the rules of the Nasdaq Capital Market, to sell shares of Class A Common Stock from time to time based upon the Company’s instructions.

As of September 25, 2026, the Company had sold an aggregate of approximately 196,850,000 shares of Class A Common Stock under the August 2026 ATM Offering, without giving effect to the 1-for-150 reverse stock split that became market effective on September 28, 2026.

We have incurred approximately $1.7 million in expenses in connection with the August 2026 ATM Offering, including $0.4 million in commissions and other expenses paid to or for the account of PCS and $1.3 million in other offering expenses. As of the date of this report, after deducting offering expenses, we received net proceeds of approximately $12.5 million from the August 2026 ATM Offering, of which approximately $788,000 was used for Joypak acquisition.

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

In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, management, under the supervision and with the participation of our principal executive and principal financial officers, carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2026 and determined that the disclosure controls and procedures were ineffective at a reasonable assurance level as of such date.

Changes in Internal Control Over Financial Reporting

No changes occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d -15(f) of the Exchange Act) during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CHEETAH NET SUPPLY CHAIN SERVICE INC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Natasha Yuryevna Ovsepyan has commenced an action in the Delaware Court of Chancery against the Company and Huan Liu, the Company’s Chief Executive Officer, interim Chief Financial Officer, member of the Company’s board of directors and Chairman of the Company’s board of directors, C.A. No. 2026-1355-NAC, seeking injunctive relief concerning the Company’s October 2026 issuance of Class B Common Stock to Mr. Liu. The Company and Mr. Liu believe the claims are without merit and intend to defend the action vigorously. On October 21, 2026, Plaintiff’s requests for emergency injunctive relief were denied but her request for expedited proceedings was granted. As of the date of this 10-Q, this action remains pending before the Court and is heading toward a preliminary injunction proceeding scheduled for November 18, 2026. No final determination on the merits has been made.

On October 14, 2026, Natasha Yuryevna Ovsepyan commenced an action under 8 Del. C. § 220 in the Delaware Court of Chancery against the Company, C.A. No. 2026-1358-DH, seeking to inspect certain books and records of the Company. The Company believes that it has satisfied its obligations under 8 Del. C. § 220 and that the remaining claims are without merit. The Company and Ms. Ovsepyan have reached and agreement in principle to resolve this action, but as of the date of this 10-Q, this action remains pending and no case schedule has been established. To the extent a final settlement is not reached, the Company intends to defend the action vigorously.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item. However, we are voluntarily providing the following risk factors disclosure for the convenience of investors. The risk factors set forth below supplement and should be read together with the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 20, 2026.

We may not receive the full amount of the RMB 280 million receivable from withdrawal of investment deposit when due or at all, which could materially and adversely affect our liquidity and financial condition.

On June 30, 2026, Naiside and Shanghai Kesheng Investment Management Co., Ltd. terminated the partnership agreement under which Naiside had contributed RMB 280,000,000 to a PRC venture capital fund. Under the first amendment to the termination agreement dated August 10, 2026, Shanghai Kesheng is required to repay the full RMB 280,000,000 to Naiside in a single lump-sum payment on or before December 30, 2026. As of September 30, 2026, the amount due was recorded as a receivable from withdrawal of investment deposit of approximately $41.8 million.

Although the repayment obligation is contractual, our ability to collect the receivable depends on Shanghai Kesheng’s ability and willingness to satisfy its obligations when due. We cannot assure you that the full amount will be repaid by December 30, 2026 or that we will ultimately recover the receivable in full. Any delay, default or other deterioration in collectability could require us to record an allowance for expected credit losses or otherwise recognize a loss, and could reduce the amount of cash available to fund our operations, acquisitions and other strategic initiatives.

Because the receivable represents a significant portion of our assets, a material delay in collection or failure to recover all or a substantial portion of the receivable could materially and adversely affect our liquidity, financial condition, results of operations and ability to execute our business strategy, and could adversely affect the market price of our Class A common stock.

The consent solicitation initiated by Takeover Time Group, and any related actions, could disrupt our business, has caused and may continue to cause us to incur substantial costs, and create uncertainty that may adversely affect our business, financial condition, results of operations, and growth prospects.

Takeover Time Group has initiated a solicitation of written stockholder consents seeking to fix the size of the Board at five directors, remove all of the Company’s current directors without cause, and replace them with the five Takeover Time nominees (the “Takeover Time Consent Solicitation”). Responding to the Takeover Time Consent Solicitation has required, and is expected to continue to require, a significant commitment of Company resources, and may result in disruptions to the operation of our logistics and warehousing and international trading businesses and the execution of our strategic plans. We have incurred, and expect to continue to incur, substantial legal, advisory, solicitation, tabulation, printing and related costs in connection with the Takeover Time Consent Solicitation and our response to it, which costs are not subject to a predictable limit and could be material. The Takeover Time Consent Solicitation and any related publicity or proxy contest could also disrupt our relationships with customers, suppliers, lenders, employees and investors, make it more difficult to attract and retain personnel, and create perceived uncertainty regarding our future direction. If stockholders holding the requisite voting power deliver valid, unrevoked consents within the period permitted under Delaware law, some or all of our current directors could be removed and replaced, which could result in a change in a majority of our Board, a change in our management and strategic direction, and the occurrence of a “change of control” or similar event under agreements, plans or arrangements to which we are a party. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and growth prospects and the trading price of our Class A common stock.

Our solicitation of consent revocations in response to the Takeover Time Consent Solicitation will cause us to incur additional costs, and there is no assurance that it will succeed in defeating the Takeover Time Consent Solicitation.

In response to the Takeover Time Consent Solicitation, we have commenced a solicitation asking our stockholders to revoke, or to decline to grant, consents sought by Takeover Time Group (the “Consent Revocation Solicitation”). Under Delaware law, a consent is generally revocable at any time before consents representing sufficient voting power to take the proposed action have been validly delivered to us within the applicable 60-day period. The Consent Revocation Solicitation will cause us to incur additional legal, advisory, solicitation and printing costs and will place further demands on the time and attention of our management and Board. We can give no assurance that the Consent Revocation Solicitation will be successful. Whether a sufficient number of stockholders decline to consent, or revoke consents previously given, is outside our control and depends on factors including the concentration and voting behavior of our stockholders, the recommendations of proxy advisory firms, and prevailing market and sentiment conditions. If the Takeover Time Consent Solicitation nonetheless obtains the requisite consents, we may contest the validity or effectiveness of the consents or the proposed actions under Delaware law, and any such dispute or related litigation could require significant additional time and expense, create prolonged uncertainty as to the composition of our Board and leadership, and cause significant disruption to our governance and operations. The costs and distraction associated with the Consent Revocation Solicitation, and any resulting disputes, could have a material adverse effect on our business, financial condition, results of operations, and growth prospects regardless of the ultimate outcome.

The consent solicitation contest may increase the volatility of our Class A common stock and impair our ability to execute our strategy and to raise capital on acceptable terms.

The pendency and ultimate outcome of the Takeover Time Consent Solicitation and our Consent Revocation Solicitation are uncertain, and this uncertainty, together with any speculation regarding a potential change in control or change in the composition of our Board and management, may cause the trading price of our Class A common stock to fluctuate significantly and to trade on a basis unrelated to our operating performance. We have historically relied on equity financings, including at-the-market offerings and private placements, to fund our operations, and we have disclosed conditions that raise doubts about our ability to continue as a going concern. Volatility or weakness in our stock price, and the distraction and uncertainty created by the consent solicitation contest, could impair our ability to raise capital when needed and on acceptable terms, could complicate or delay strategic initiatives, acquisitions and integration efforts, and could affect our ability to maintain compliance with the continued listing standards of the Nasdaq Capital Market. In addition, a change in a majority of our Board or in our management resulting from the Takeover Time Consent Solicitation could lead to changes in our business strategy, capital allocation and operations, the effects of which cannot be predicted and could be adverse to us and to holders of our Class A common stock.

Pending litigation brought by Ms. Natasha Ovsepyan could impact the October Class B Shares Issuance, change the voting power required to adopt the Takeover Time Proposals, and create substantial uncertainty as to the outcome of the consent solicitation.

Ms. Ovsepyan has commenced an action in the Delaware Court of Chancery against the Company and Huan Liu, C.A. No. 2026-1355-NAC (the “Chancery Action”), seeking injunctive relief concerning the Company’s October 2026 issuance of 100,000 shares of Class B Common Stock to Mr. Liu (the “October Class B Shares Issuance”) On October 21, 2026, the Court denied Ms. Ovsepyan’s request for emergency injunctive relief but granted her request for expedited proceedings, and the Chancery Action remains pending, with a preliminary injunction proceeding scheduled for November 18, 2026. No final determination on the merits has been made. The Company and Mr. Liu believe the claims are without merit and intend to defend both matters vigorously, but we can give no assurance as to the outcome. If a court in the Chancery Action invalidates, rescinds, enjoins the voting of, or otherwise affects the October Class B Shares Issuance or the voting power entitled to act by written consent, the voting power required to adopt the Takeover Time Proposals could change materially; for example, if the court were to determine that the October Class B Shares Issuance and the associated 1,500,000 votes may not be counted, the number of consents required to adopt the Takeover Time Proposals would decrease to 676,229 votes. Any such ruling could require the Company to recalculate the outstanding voting power, re-tabulate the consents and consent revocations, and disclose revised results, and could materially increase the likelihood that control of the Company changes hands. The litigation has caused, and is expected to continue to cause, the Company to incur substantial legal and related costs, and may result in an adverse judgment, including the costs or expenses associated with such a judgment. The existence, outcome and timing of the litigation are uncertain and largely outside our control, and an adverse ruling could have a material adverse effect on our governance, business, financial condition, results of operations and growth prospects, and the trading price of our Class A common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 20, 2026, Takeover Time 2026 LLC, Natasha Yuryevna Ovsepyan, Jourdan Pierce Matthews, Walter Franklin Harris, Carol Grimes and Yan Qin (collectively, the “Takeover Time Group”) filed a definitive consent statement with the Securities and Exchange Commission pertaining to a consent solicitation (the “Takeover Time Consent Solicitation”). The purpose of the Takeover Time Consent Solicitation is to remove and replace the Company’s entire Board of Directors by written consent, without a meeting of stockholders. Takeover Time is soliciting written consents to one integrated action, divided into three mutually conditioned proposals, that would (1) fix the number of directorships at five, (2) remove, without cause, all five of the Company’s current directors (and any director added before the action becomes effective, other than Takeover Time’s own nominees), and (3) elect Takeover Time’s five nominees to fill the resulting five directorships. None of the three proposals becomes effective unless all three are approved.

On October 27, 2026, the Company filed a preliminary consent revocation statement (the “Company’s Consent Revocation Statement”) with the Securities and Exchange Commission to respond to the Takeover Time Consent Solicitation and explain the Company’s strategy and the oversight of the Company’s Board of Directors as well as to set out the Board’s plan to continue improving the Company’s performance, controls and governance. On November 5, 2026, the Company filed an amended preliminary consent revocation statement with the SEC. On November 13, 2026, the Company filed its definitive consent revocation statement with the SEC. The Company’s Consent Revocation Statement informs the Company’s shareholders that they may revoke their consent at any time before the consents become effective by signing, dating and returning the white consent revocation card enclosed in the Company’s Revocation Statement and further encouraging shareholders to submit the Company’s white consent revocation card even if they have not returned a consent card to make their opposition known and to assist the Company in tracking the status of the solicitation. The definitive consent revocation statement and the accompanying WHITE consent revocation card are expected to be first mailed or made available to stockholders on or about November 20, 2026.

Item 6. Exhibits

The exhibits listed below are filed or furnished, as applicable, with this Quarterly Report on Form 10-Q or incorporated by reference as indicated.

Index to Exhibits

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Title	Form	File	Exhibit	Filing Date

2.1	Plan of Conversion	8-K	001-41761	2.1	February 3, 2026

3.1	Certificate of Incorporation	8-K	001-41761	3.2	February 3, 2026

3.2	Certificate of Amendment to Certificate of Incorporation	8-K	001-41761	3.1	April 24, 2026

3.3	Certificate of Conversion	8-K	001-41761	3.1	February 3, 2026

3.4	Bylaws	8-K	001-41761	3.3	February 3, 2026

3.5	Certificate of Amendment to the Certificate of Incorporation, effective September 21, 2026	8-K	001-41761	3.1	September 23, 2026

4.1	Specimen Stock Certificate	10-K	001-41761	4.1	March 20, 2026

10.1	Share Transfer Agreement, dated as of April 16, 2026, by and between the Company and Leyan Yang	8-K	001-41761	10.1	April 16, 2026

10.2	Loan Agreement dated April 23, 2026, by and between the Company and Hongkong Sanyou Petroleum Co Limited	10-Q	001-41761	10.11	May 14, 2026

10.3	Loan Agreement dated April 27, 2026, by and between the Company and Hongkong Sanyou Petroleum Co Limited	10-Q	001-41761	10.12	May 14, 2026

10.4	Loan Agreement dated April 1, 2026, by and between the Company and Hongkong Sanyou Petroleum Co Limited	10-Q	001-41761	10.13	May 14, 2026

10.5	Resignation Agreement dated June 4, 2026 by and between the Company and Cindy Tang	8-K	001-41761	10.1	June 4, 2026

10.6	Securities Purchase Agreement dated June 15, 2026 by and between the Company and Huan Liu	8-K	001-41761	10.1	June 22, 2026

10.7	Mutual Termination Agreement, dated June 26, 2026, by and between Cheetah Net Supply Chain Service Inc. and AC Sunshine Securities LLC.	8-K	001-41761	10.1	June 29, 2026

10.8	English Translation of the Termination Agreement relating to the Partnership Agreement dated June 30, 2026, by and between Shanghai Kesheng Investment Management Co., Ltd. and Naiside (Shenzhen) International Trading Co., Ltd.	10-Q	001-41761	10.8	August 13, 2026

10.9	English Translation of the First Amendment to the Termination Agreement relating to the Partnership Agreement dated August 10, 2026, by and between Shanghai Kesheng Investment Management Co., Ltd. and Naiside (Shenzhen) International Trading Co., Ltd.	10-Q	001-41761	10.9	August 13, 2026

10.10	Loan Agreement dated May 14, 2026, by and between the Company and Hongkong Sanyou Petroleum Co Limited	10-Q	001-41761	10.10	August 13, 2026

10.11	Loan Agreement dated May 21, 2026, by and between the Company and Hongkong Sanyou Petroleum Co Limited	10-Q	001-41761	10.11	August 13, 2026

10.12	Loan Agreement dated May 11, 2026, by and between the Company and Asia Finance Investment Limited	10-Q	001-41761	10.12	August 13, 2026

10.13	Loan Agreement dated May 21, 2026, by and between the Company and Asia Finance Investment Limited	10-Q	001-41761	10.13	August 13, 2026

10.14	Loan Agreement dated June 26, 2026, by and between the Company and Asia Finance Investment Limited	10-Q	001-41761	10.14	August 13, 2026

10.15	Loan Extension Agreement effective as of June 13, 2026, by and between the Company and Asia Finance Investment Limited	10-Q	001-41761	10.15	August 13, 2026

10.16	Loan Extension Agreement effective as of June 26, 2026, by and between the Company and Asia Finance Investment Limited	10-Q	001-41761	10.16	August 13, 2026

10.17	Purchase Agreement dated June 9, 2026, by and between the Company and Eurosun Holdings Inc	10-Q	001-41761	10.17	August 13, 2026

10.18	Purchase Agreement dated June 10, 2026, by and between Super International Trading Limited and Yichang Holding Co., Ltd.	10-Q	001-41761	10.18	August 13, 2026

10.19	Sales Agreement dated June 15, 2026, by and between Super International Trading Limited and Rapid Proceed Limited.	10-Q	001-41761	10.19	August 13, 2026

10.20	Sales Agreement dated June 18, 2026, by and between the Company and Holywud (HK) Technology Co., Limited	10-Q	001-41761	10.20	August 13, 2026

10.21	Stock Purchase Agreement dated March 25, 2026, by and among the Company, Bing Shao, and Edward Transit Express Group, Inc.	8-K	001-41761	10.1	March 25, 2026

10.22	Sales Agreement, dated August 21, 2026, by and between the Company and Pacific Century Securities, LLC	8-K	001-41761	10.1	August 26, 2026

10.23	Membership Interest Purchase Agreement, dated September 15, 2026, by and among the Company, Newland Asset Management LLC, Redwing Capital LLC and JoyPak Supply LLC	8-K	001-41761	10.1	September 15, 2026

10.24	Securities Purchase Agreement, dated October 7, 2026, by and between the Company and Huan Liu	8-K	001-41761	10.1	October 9, 2026

10.25	Loan Agreement dated July 2, 2026, by and between the Company and Asia Finance Investment Limited	—	—	—	Filed herewith

10.26	Loan Agreement dated August 27, 2026, by and between the Company and Asia Finance Investment Limited	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

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

Date: November 13, 2026

Cheetah Net Supply Chain Service Inc.

By:	/s/ Huan Liu
Huan Liu
Chief Executive Officer and Interim Chief Financial Officer